Form 10QSB
period 2006-11-30
Atheron, Inc.
filed 2006-12-22
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-138189

Atheron Inc.
(Exact name of small business issuer as specified in its charter)

NV	TBA
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3598 Durango St. Palanan , Makati City, Philippines 1235
(Address of principal executive offices)

011 63 2 728 1626
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes    [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of November 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of November 30, 2006;
F-2	Statements of Operations for the three months ended November 30, 2006 and period from May 8, 2006 (Inception) to November 30, 2006;
F-3	Statement of Stockholders’ Deficit for the period from May 8, 2006 (Inception) to November 30, 2006;
F-4	Statements of Cash Flows for the three months ended November 30, 2006 and period from May 8, 2006 (Inception) to November 30, 2006;
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of November 30, 2006

ASSETS

Current Assets
Cash and equivalents	$15,000
Prepaid expenses	2,000

TOTAL ASSETS	$17,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$19,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(45,985)
Total stockholders’ deficit	(2,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,000

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months ended November 30, 2006
Period from May 8, 2006 (Inception) to November 30, 2006
(Unaudited)

	Three Months ended November 30, 2006	Period from May 8, 2006 (Inception) to November 30, 2006
Revenues	$-0-	$-0-

General and administrative expenses:
Professional fees	2,000	45,985

Net Loss	$(2,000)	$(45,985)

Net loss per share:
Basic and diluted	$0.00	$0.02

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to November 30, 2006

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage		Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-		$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)		(43,985)
Balance, August 31, 2006	2,150,000	2,150	40,850	(43,985)		(985)
Net loss for the three months ended November 30, 2006	-	-	-	(2.000)		(2,000)
Balance, November 30, 2006	2,150,000	$2,150	$40,850	$(45,985)	$	(2,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three Months ended November 30, 2006
Period from May 8, 2006 (Inception) to November 30, 2006
(Unaudited)

	Three Months Ended November 30, 2006	Period From May 8, 2006 (Inception) to November 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(45,985)
Change in non-cash working capital items
Prepaid expenses	2,000	(2,000)
CASH FLOWS USED BY OPERATING ACTIVITIES	0	(47,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	43,000
Loan from related party	0	19,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	62,985

NET INCREASE IN CASH	0	15,000

Cash, beginning of period	15,000	-0-
Cash, end of period	$15,000	$15,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-
Income taxes paid	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Atheron, Inc. (“Atheron”) was incorporated in Nevada on May 8, 2006. Atheron is a development stage company located in Makati City 1235, Philippines. Atheron is developing technology for ethanol-methanol gasoline. Atheron operates out of office space owned by a director and stockholder of the Company. The facilities are provided at no charge. There can be no assurances that the facilities will continue to be provided at no charge in the future.

Development Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 ”Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents. At November 30, 2006 the Company had $15,000 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

Fair Value of Financial Instruments

Atheron’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

Atheron does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - PREPAID EXPENSES

Prepaid expenses at November 30, 2006 consisted of an advance retainer paid to the firms outside independent auditors for services to be rendered for periods after Atheron’s year-end.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

Atheron received a $19,985 loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand.

NOTE 4 - INCOME TAXES

For the period ended November 30, 2006, Atheron has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $45,985 at November 30, 2006, and will expire in the year 2026.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2006

NOTE 4 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2006
Deferred tax asset attributable to:
Net operating loss carryover	$15,635
Valuation allowance	(15,635)
Net deferred tax asset	$-

NOTE 5 - LIQUIDITY AND GOING CONCERN

Atheron has limited working capital and has not yet received revenues from sales of products or services. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of Atheron to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Overview

We are in the business of developing a technology for ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline and key additives..  We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan.

Research and Development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments of our mixed gasoline formula.  Mr.Rey Supera has been a long time researcher in the petrochemical industry, in particular, the use of additives in gasoline products. At this time, he has concluded that our formula will work with acceptable experiment results. However, we are continually refining our formula to reduce emissions and prevent engine damage.  We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our current experimental results, explained in the table below, include emission and damage testing of our formula compared with traditional gasoline.

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	90
2	Temperature of Evaporation	10% Evaporation	C	<=70	68
		20% Evaporation	C	<=120	95
		50% Evaporation	C	<=190	185
		Stop point	C	<=205	200
		Left content	%	<=2	2.1
3	Steam Barometric Pressure	March 16 - September 15	KPa	<=74	72
		September 16 -March 15	KPa	<=88	86
4	Sol		Mg/100ml	<=5	5
5	Sheet copper corrosion (50C, 3h)		/	<=1	1
6	Water-soluble acid and alkali		/	No	No
7	Mechanical impurity		/	No	No
8	Water content		m/m	<=0.15	0.16

Our target examination results in the next 12 months consist of the following:

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	91
2	Temperature of Evaporation	10% Evaporation	C	<=70	56
		20% Evaporation	C	<=120	90
		50% Evaporation	C	<=190	165
		Stop point	C	<=205	190
		Left content	%	<=2	1
3	Steam Barometric Pressure	March 16 - September 15	KPa	<=74	65
		September 16 -March 15	KPa	<=88	78
4	Sol		Mg/100ml	<=5	4

5	Sheet copper corrosion (50C, 3h)	/	<=1	1
6	Water-soluble acid and alkali	/	No	No
7	Mechanical impurity	/	No	No
8	Water content	m/m	<=0.15	0.13

As at November 30, 2006 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. We are currently undertaking research and development in an attempt to achieve the target results identified in the above table.  Our projected research and development expenses will be around $18,000.00-$28,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We are hopeful that we will complete experimentation and become commercially available in late 2007.

Marketing

Once developed, we intend to license our formula initially in the Philippines, and if demand warrants, into China and other countries in Asia. We expect that the international market for our proposed gasoline formula will grow, and we intend to expand our presence in strategic international markets in response. To address a potential global opportunity, we may hire sales, service and support personnel locally to establish new relationships with petrochemical companies abroad.

We anticipate that, in time, the primary source of revenues for our business model will be the license fees paid by business enterprises for the use of our proposed gasoline formula. We also anticipate that we may receive compensation for professional services such as customized research and development of our proposed gasoline formula. Currently, we do not have any customers as our gasoline formula is not yet fully developed. However, we do not expect to hire any employees in the next twelve months.

Plan of Operation

The following sets out the timeline of our proposed operations:
  Develop the first sample of our proposed gasoline formula early to mid 2007. This will allow users to see the results of the gasoline formula technology and determine its effectiveness.
  Develop the complete and commercial version of our proposed gasoline formula by mid to late 2007. This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines.    Commence an advertising campaign for our proposed gasoline formula following its development.
  Commence development of prospects for higher standard gasoline formula by early 2008.
Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

  Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;
  Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;
  Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 to $35,000; and
  Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed gasoline formula; and for the advertising campaign for our proposed gasoline formula; We estimate that our other operating expenses for the next twelve months will be approximately $20,000 to $30,000.
We anticipate that, in time, the primary source of revenues for our business model will be the license fees paid by business enterprises for the use of our proposed gasoline formula. We also anticipate that we may receive compensation for professional services such as customized research and development of our proposed gasoline formula. Currently, we do not have any customers as our gasoline formula is not yet fully developed, nor can we assure that we will ever achieve revenues in connection with our business plan.

Purchase or Sale of Equipment

We do not have plans to purchase any significant equipment in the next twelve months.

Results of Operations

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to market that product effectively. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended November 30, 2006. The entire $2,000 was attributable to professional fees.  We have incurred total operating expenses of $45,985 from inception on May 8, 2006 through November 30, 2006. The entire $45,985 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees that we will incur in connection with becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $2,000 for the three months ended November 30, 2006 and a total net loss of $45,985 from inception on May 8, 2006 through November 30, 2006. Our losses for the three months ended November 30, 2006 and since inception on May 8, 2006 are attributable to operating expenses together with a lack of any revenues.

Off Balance Sheet Arrangements

As of November 30, 2006, there were no off balance sheet arrangements.

Liquidity and Capital Resources

As of November 30, 2006, we had total current assets of $17,000, $15,000 of which consisted of cash and $2,000 of which consisted of prepaid expenses. Our total current liabilities as of November 30, 2006 were $19,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($2,985) as of November 30, 2006.

Operating activities used $47,985 in cash for the period from inception (May 8, 2006) to November 30, 2006. Our net loss of $45,985 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2006.

The success of our business plan beyond the next 12 months is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all.

Going Concern

We have limited working capital and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements included with this quarterly report do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance that we will be successful in these efforts.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Susanna Hilario. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2006.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Our agent for service of process in Nevada is Business First Formations, Inc., 3702 S. Virginia Street, #G12-401, Reno, Nevada 89509.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

Date:	December 22, 2006

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer and Director