Form 10QSB
period 2007-02-28
Atheron, Inc.
filed 2007-04-11
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 333-138189

Atheron Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	Applied For
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3598 Durango St. Palanan, Makati City, Philippines 1235
(Address of principal executive offices)

011 63 2 728 1626
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of February 28, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007;
F-2	Statements of Operations for the three and six months ended February 28, 2007 and the period from May 8, 2006 (Inception) to February 28, 2007;
F-3	Statement of Stockholders’ Deficit for the period from May 8, 2006 (Inception) to February 28, 2007;
F-4	Statements of Cash Flows for the three and six months ended February 28, 2007 and the period from May 8, 2006 (Inception) to February 28, 2007; and
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of February 28, 2007

ASSETS

Current Assets
Cash and equivalents	$15,000
Prepaid expenses	0

TOTAL ASSETS	$15,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$19,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(47,985)
Total stockholders’ deficit	(4, 985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$15,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months and Six Months ended February 28, 2007
Period from May 8, 2006 (Inception) to February 28, 2007
(Unaudited)

	Six Months ended February 28, 2007	Three Months ended February 28, 2007	Period from May 8, 2006 (Inception) to February 28, 2007
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	4,000	2,000	47,985

Net Loss	$(4,000)	$(2,000)	$(47,985)

Net loss per share:
Basic and diluted	$0.00	$0.00	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to February 28, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash @ $.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the six months ended February 28, 2007	-	-	-	(4,000)	(47,985)
Balance February 28, 2007	2,150,000	$2,150	$40,850	$(47,985)	$(4,985)

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three Months and Six Months ended February 28, 2007
Period from May 8, 2006 (Inception) to February 28, 2007
(Unaudited)

	Six Months ended February 28, 2007	Three Months ended February 28, 2007	Period From May 8, 2006 (Inception) to February 28, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(2,000)	$(47,985)
Change in non-cash working capital items
Prepaid expenses	4,000	2,000	0
CASH FLOWS USED BY OPERATING ACTIVITIES	0	0	(47,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	0	0	19,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	62,985

NET INCREASE IN CASH	0	0	15,000

Cash, beginning of period	15,000	15,000	0
Cash, end of period	$15,000	$15,000	$15,000

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents. At February 28, 2007 the Company had $15,000 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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
February 28, 2007

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

NOTE 2 - PREPAID EXPENSES

There are no prepaid expenses at February 28, 2007.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

Atheron received a $19,985 loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand.

NOTE 4 - INCOME TAXES

For the period ended February 28, 2007, Atheron has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $47,985 at February 28, 2007, and will expire in various amounts in 2026 and 2027.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2007

NOTE 4 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$16,000
Valuation allowance	(16,000)
Net deferred tax asset	$-

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

Overview

We are in the business of developing a technology for ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline and key additives.  We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan.

Research and Development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, conducted numerous experiments of our mixed gasoline formula.  Mr. Rey Supera has been a long time researcher in the petrochemical industry, in particular, the use of additives in gasoline products. At this time, he has concluded that our formula will work with acceptable experiment results. However, we are continually refining our formula to reduce emissions and prevent engine damage.  We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our current experimental results, explained in the table below, include emission and damage testing of our formula compared with traditional gasoline.

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

As at February 28, 2007 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. We are currently undertaking research and development in an attempt to achieve the target results identified in the above table.  Our projected research and development expenses will be around $18,000.00-$28,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We are hopeful that we will complete experimentation and become commercially available in late 2007.

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

Plan of Operation

The following sets out the timeline of our proposed operations:

•	Develop the first sample of our proposed gasoline formula early to mid 2007. This will allow users to see the results of the gasoline formula technology and determine its effectiveness.

•
Develop the complete and commercial version of our proposed gasoline formula by mid to late 2007. This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines.    Commence an advertising campaign for our proposed gasoline formula following its development.

•	Commence development of prospects for higher standard gasoline formula by early 2008.

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

•
Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

•
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be no more than $100;

•
Legal and organizational fees, which consist primarily of legal fees paid by us regarding securities advice and organizing the company. We estimate that our legal and organizational fees for the next twelve months will be approximately $20,000 to $35,000; and

•
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

Results of Operations for the three and six months ended February 28, 2007 and from Inception (May 8, 2006) to February 28, 2007

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended February 28, 2007 and $4,000 for the six month ended February 28, 2007. The entire $4,000 was attributable to professional fees.  We have incurred total operating expenses of $47,985 from inception on May 8, 2006 through February 28, 2007. The entire $47,985 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $2,000 for the three months ended February 28, 2007 and $4,000 for the six months ended February 28, 2007. We incurred a total net loss of $47,985 from inception on May 8, 2006 through February 28, 2007. Our losses for the periods ended February 28, 2007 are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 28, 2007, we had total current assets of $15,000 cash. Our total current liabilities as of February 28, 2007 were $19,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($4,985) as of February 28, 2007.

Operating activities used $47,985 in cash for the period from inception (May 8, 2006) to February 28, 2007. Our net loss of $47,985 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended February 28, 2007.

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

Off Balance Sheet Arrangements

As of February 28, 2007, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Susanna Hilario. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

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

PART II - OTHER INFORMATION

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Registration Statement on Form SB-2 on October 25, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

Date:	April 10, 2007

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director