Form 10QSB
period 2007-05-31
Atheron, Inc.
filed 2007-07-10
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 29, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of May 31, 2007;
F-2	Statements of Operations for the three and nine months ended May 31, 2007 and the period from May 8, 2006 (Inception) to May 31, 2007;
F-3	Statement of Stockholders’ Deficit for the period from May 8, 2006 (Inception) to May 31, 2007;
F-4	Statements of Cash Flows for the three and nine months ended May 31, 2007 and the period from May 8, 2006 (Inception) to May 31, 2007; and
F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of May 31, 2007

ASSETS

Current Assets
Cash and equivalents	$0
Prepaid expenses	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$21,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(64,985)
Total stockholders’ deficit	(21,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
Three Months and Nine Months ended May 31, 2007
Period from May 8, 2006 (Inception) to May 31, 2007
(Unaudited)

	Nine Months ended May 31, 2007	Three Months ended May 31, 2007	Period from May 8, 2006 (Inception) to May 31, 2007
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	21,000	17,000	64,985

Net Loss	$(21,000)	$(17,000)	$(64,985)

Net loss per share:
Basic and diluted	$0.00	$0.00	$(0.02)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to May 31, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total

Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the nine months ended May 31, 2007	-	-	-	(21,000)	(21,000)
Balance May 31, 2007	2,150,000	$2,150	$40,850	$(64,985)	$(21,985)

See accompanying notes to financial statements.

ATHERON INC..
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
Three Months and Nine Months ended May 31, 2007
Period from May 8, 2006 (Inception) to May 31, 2007
(Unaudited)

	Nine Months ended May 31, 2007	Three Months Ended May 31, 2007	Period From May 8, 2006 (Inception) to May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,000)	$(17,000)	$(64,985(6,785)
Change in non-cash working capital items
Prepaid expenses	6,000	2,000	10,962
CASH FLOWS USED BY OPERATING ACTIVITIES	(15,000)	(15,000)	(64,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	0	0	21,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	0	0	64,985

NET DECREASE IN CASH	(15,000)	(15,000)	0

Cash, beginning of period	15,000	15,000	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents. At May 31, 2007 the Company had $0 of unrestricted cash.

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
May 31, 2007

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

NOTE 2 - PREPAID EXPENSES

There is no prepaid expenses.

NOTE 3 - LOAN PAYABLE - RELATED PARTY

Atheron received a $21,985 loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand.

NOTE 4 - INCOME TAXES

For the period ended May 31, 2007, Atheron has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $64,985 at May 31, 2007, and will expire in the year 2027.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2007

NOTE 4 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$22,000
Valuation allowance	(22,000)
Net deferred tax asset	$-

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

As at May 31, 2007 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. We are currently undertaking research and development in an attempt to achieve the target results identified in the above table.  Our projected research and development expenses will be around $18,000.00-$28,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We are hopeful that we will complete experimentation and become commercially available in late 2007.

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

Plan of Operation

The following sets out the timeline of our proposed operations:

•	Develop the first sample of our proposed gasoline formula by mid 2007. This will allow users to see the results of the gasoline formula technology and determine its effectiveness.

•
Develop the complete and commercial version of our proposed gasoline formula by late 2007. This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines.    Commence an advertising campaign for our proposed gasoline formula following its development.

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

Results of Operations for the three and nine months ended May 31, 2007 and from Inception (May 8, 2006) to May 31, 2007

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $17,000 for the three months ended May 31, 2007 and $21,000 for the nine months ended May 31, 2007. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $64,985 from inception on May 8, 2006 through May 31, 2007. The entire $64,985 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss of $17,000 for the three months ended May 31, 2007 and $21,000 for the nine months ended May 31, 2007. We incurred a total net loss of $64,985 from inception on May 8, 2006 through May 31, 2007. Our losses for the periods ended May 31, 2007 are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2007, we had total current assets of $0 cash. Our total current liabilities as of May 31, 2007 were $21,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($21,985) as of May 31, 2007.

Operating activities used $64,985 in cash for the period from inception (May 8, 2006) to May 31, 2007. Our net loss of $64,985 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended May 31, 2007.

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

Off Balance Sheet Arrangements

As of May 31, 2007, there were no off balance sheet arrangements.

Going Concern

We have a working capital deficit and have not yet received revenues from sales of products or services.  These factors create substantial doubt about our ability to continue as a going concern.  The financial statements included with this quarterly report do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Susanna Hilario. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2007.

Item 5.     Other Information

Merger Involving Independent Accountants

On July 1, 2007, Atheron, Inc. (the “Company”) was informed by Ronald N. Silberstein, CPA, PLLC ("RNS"), the independent registered public accounting firm for the Company, as follows:

1.
RNS has consummated a merger (the “Merger”) with Maddox Unger, PLLC ("MU"). The name of the post-merger firm is Maddox Ungar Silberstein, PLLC ("RNS + MU"), which is registered with the Public Company Accounting Oversight Board (United States); and

2.	The Company is required to include in this Form 10-QSB as notification that RNS + MU succeeds RNS as the Company’s independent registered auditor.

Changes in Registrant’s Certifying Accountants

As a result of the Merger described above, on July 1, 2007, RNS resigned as the Company’s independent registered auditor. The Company has engaged RNS + MU as its independent registered auditor effective July 1, 2007. The decision to change auditors was approved by the Company’s board of directors. The Company did not consult with RNS + MU on any matters prior to retaining such firm as its independent registered auditor.

The Company was formed on May 8, 2006. RNS’s audit report on the financial statements of the Company for the period from inception to August 31, 2006 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the audit report on the financial statements of the Company for the period from inception to August 31, 2006 contained an uncertainty about the Company’s ability to continue as a going concern.

From the period of inception to August 31, 2006, and through the interim period ended July 1, 2007, there were no disagreements with RNS on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of RNS would have caused them to make reference thereto in their report on the financial statements for such periods.

From the period of inception to August 31, 2006, and through the interim period ended July 1, 2007, RNS did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B.

On July 3, 2007, the Company provided RNS with its disclosures in this Form 10-QSB disclosing the resignation of RNS and requested in writing that RNS furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not they agree with such disclosures. RNS’s response is filed as an exhibit to this report on Form 10-QSB.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
16.1	Letter from Ronald N. Silberstein, CPA, PLLC
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Previously filed as an exhibit to the Registration Statement on Form SB-2 on October 25, 2006.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

Date:	July 5, 2007

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director