Form 10KSB
period 2007-08-31
Atheron, Inc.
filed 2007-11-08
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number 333-138189

Atheron, Inc.
(Name of small business issuer in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3598 Durango St. Palanan, Makati City, Philippines 1235	_________
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (632) 728 1626

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
None
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State issuer’s revenue for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Available

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 2,150,000 Common Shares as of August 31, 2007

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

PART I

Item 1. Description of Business

Overview

We were formed as a Nevada corporation on May 8, 2006. Our principal executive offices are located at 3598 Durango St. Palanan, Makati City 1235, Philippines. Our telephone number is (632) 728-1626.

We are in the business of developing a technology for ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline and key additives. Our mixed gasoline formula is not yet completed and will require further research and development before it is ready for commercial use. Once developed, we intend to license our formula initially in the Philippines, and if demand warrants, into China and other countries in Asia.

We believe our mixed gasoline formula will offer a number of advantages over existing gasoline products. Our formula should provide better miscibility than traditional gasoline. Miscibility refers to the property of various substances, liquids in particular, to be mixed together and form a homogenous material. The better the miscibility available in gasoline, the cleaner it will burn, resulting in better overall engine performance and cleaner pistons, rings, plugs and exhaust ports. In addition, we believe our formula will have a lower evaporation rate. A main ingredient in gasoline is ethanol, which evaporates easily. An excessive amount of unburned evaporated fuel tends to result in higher quantities of smog in the atmosphere. Our formula is designed to prevent an excessive amount of evaporation.

We also believe our product will prevent premature detonation (or “knocking”) in the engine. Lead was previously used as an effective anti-knocking agent by increasing the fuel’s octane rating. Our formula uses anti-knocking additives that similarly increase the octane rating for greater efficiency and power. Our formula is expected to have higher stability. When gasoline is stagnant for a certain period of time, gums and varnishes tend to build up and precipitate in the gasoline, causing what is known as“stale fuel.” This results in build up in the cylinders and fuel lines, complicating engine start-up. A stabilizer, which will be used in our formula, is expected to help prevent build up and extend the life of the engine.

Finally, we believe our mixed gasoline formula will cost less to consumers than traditional gasoline. We believe that our mixed gasoline formula will help alleviate the burden on the consuming public. We plan to license our formula initially in the Philippines, and then branch off to other nations if demand grows. The regular gas price at the pump in the Philippines is about $3 per gallon similar to that in United States, only the GDP per capita in the Philippines is only 3% of that in the United States, so an increase in gas prices has a more drastic impact in the Philippines than in the United States. President Macapagal-Arroyo warned that rising oil prices threatens the country’s foreign exchange reserves as well as its energy supply. With these repercussions in place, we are hopeful that our low-cost mixed gasoline formula will have a positive impact in the Filipino market.

We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Demand for Crude Oil

As explained in the International Energy Outlook 2007 (IEO2007), world oil demand is expected to grow from 83 million barrels per day in 2004 to 97 million barrels per day in 2015 and 118 million barrels per day in 2030. (http://www.eia.doe.gov/oiaf/ieo/world.html). Much of the growth in oil consumption is projected for the nations of non-OECD Asia, where strong economic growth is expected. Non-OECD Asia (including China and India) is projected to grow at an average rate of 3.2 percent per year, more than doubling over the 2004 to 2030 period and accounting for more than 65 percent of the increase in energy use for the non-OECD region as a whole. While the country of the Philippines was not specifically mentioned in the IEO2007 projections, we believe that it falls within the category of projections noted for Non-OECD Asia and will experience much growth in oil consumption as well.

Much of the world’s incremental oil demand is projected for use in the transportation sector, where there are few competitive alternatives to petroleum; however, several of the technologies associated with unconventional liquids (gas-to-liquids, coal-to-liquids, and ethanol and biodiesel produced from energy crops) are expected to meet a growing share of demand for petroleum liquids during the projection period. On a global basis, the transportation sector accounts for 68 percent of the total projected increase in liquids use between 2004 and 2030, followed by the industrial sector, which accounts for another 27 percent of the increment in world liquids demand.

With the projected growth in oil for both the transportation and industrial sectors, we believe that our mixed gasoline formula will be met with strong demand in Non-OECD Asia countries such as the Philippines.

How Gasoline is Made

Gasoline is a mixture of hydrocarbons blended with a few additives to meet the performance needs of automobile engines. The major raw material for gasoline is crude oil, which contains numerous compounds ranging from methane to those having 85 carbon atoms. Gasoline can be produced by “distilling” crude oil or by maintaining the oil at high temperatures until the different oil components, or “fractions” as they are called, reach boiling point and vaporize. Some of the major crude oil fractions obtained upon initial distillation are “light ends,” such as propane and butane; “straight run” gasoline, the higher boiling part of which is sometimes called naphtha; kerosene; diesel fuel; heating oil; and lubricating oils.

Several refinery processes have developed to produce the blending factions used to make gasoline. Simple distillation converts approximately 10 percent of a barrel of crude oil to gasoline. A process known as “cracking,” a breaking down of heavy oil fractions under high temperatures and pressures, produces about 25 percent of a barrel of crude oil to gasoline. In catalytic cracking, a process where oil is fed into a reaction vessel containing a catalyst, even higher percentages of gasoline are produced from crude oil. In “reforming,” the gasoline fraction is mixed with hydrogen and heated with a catalyst, causing a rearrangement of its molecular structure.

Gasoline in is usually blended from straight run gasoline, reformate, alkylate, and some butane. A number of additives are blended into gasoline. Some are used to reduce oxidation and tarnish formation. Alcohols are used to reduce icing and corrosion processes from occurring. Finally, detergents are used to remove deposits resulting from combustion from the engine and fuel injectors.

Important Measures for Gasoline

Two important measures for gasoline are the Reid vapor pressure (RVP) and the octane number. Gasoline has to be volatile enough to vaporize and mix with air to burn, but one problem is that the vapor pressure can go up or down with a change in temperature or with altitude. Summer months require a lower RVP so that gasoline does not evaporate before it combusts in a gasoline engine. Winter months require a higher RVP so that gasoline does not vapor lock before combusts. One way to control vapor pressure is by adding more or less butane.

The octane number of gasoline tells you how much the fuel can be compressed before it spontaneously ignites. Lower octane fuels can handle less compression before igniting. Octanes are therefore an important component of gasoline because they help provide smoother combustion in the car’s cylinders and prevent knocking. Knocking-- the pinging noise sometimes heard from an engine--is caused by irregular pressure waves inside a cylinder that arise from nonuniform combustion. Unchecked, knocking can crack the cylinder heads or pistons and destroy an engine.

Our Mixed Gasoline Formula

Our core technology is a formula of ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline and key additives. As opposed to traditional gasoline, its advantages are better miscibility, proper evaporation nature, high antiknock characteristics and anticorrosion nature, high stability and lower cost to consumers.

Our mixed gasoline formula consists mainly of the following ingredients:

▪	Light oil, naphtha, straight-run gasoline: 70-80%
▪	Ethanol: 8-20%
▪	Methyl alcohol: 2-10%
▪	Isobutyl alcohol: 1-6%
▪	Carbon nine solvent naphtha: 3-8%
▪	Methylnaphthalene: 0.2-1%
▪	Dimethyl ether: 1-5%
▪	Nitrobenzene: 0.5-3.4%
▪	Mixed benzene: 1-2%
▪	Dispersing agent: 0.3-0.8%
▪	Antiseptic: 0.2-0.8%

▪	Lauryl benzene sulfonic acid: 0.02-0.03%
▪	Anti-knocking compound: 0.03-0.06%
▪	C5 Petroleum Resins: 2-8%

Straight-Run-Gasoline

Gasoline produced by the direct distillation of crude oil is known as straight-run gasoline. It is usually distilled continuously, which separates the gasoline from the other fractions of the oil having higher boiling points, such as kerosene and heating oil. The range of temperatures in which gasoline boils and is distilled off is roughly between 38° and 205° C (100° and 400° F). The yield of gasoline from this process varies from about 1 percent to about 50 percent, depending on the crude oil and the process used.

Naphtha

Naphtha is a group of various volatile flammable liquid hydrocarbon mixtures used primarily as either feedstock for petrochemical cracking or gasoline reforming and blending. Naptha is a highly volatile product, manufactured from crude oil by distillation and by catalytic cracking of heavy residues. Naphtha is obtained from petroleum refineries as a small percentage (around 4%) of the distillation of crude oil. It is an intermediate between the lighter gasoline and the heavier fractions.

Methyl Alcohol

Methyl alcohol is commonly called Methanol or wood alcohol. Methanol is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. In the United States, MTBE has been substantially removed from gasoline for environmental reasons. MTBE is currently more economic than many other components of gasoline and this has caused strong demand for MTBE, outside of the United States. To date, the net loss of methanol demand as a result of the changes occurring to gasoline formulations in the United States has had a relatively minor impact on the global methanol market.

Ethanol

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and sorghum, as well as from agricultural waste products such as sugar, rice hulls, cheese whey, potato waste, brewery and beverage wastes and forestry and paper wastes.

Ethanol has many industrial uses. Pertinent to our business, ethanol can be used as a fuel component that serves as an octane enhancer in fuels, an oxygenated fuel additive that can reduce carbon monoxide vehicle emissions, and a non-petroleum-based gasoline extender.

C9 Solvent Naphtha

This ingredient consists mainly of aromatic hydrocarbons, including benzene and the alkyl derivatives of benzene. Hydrocarbons are molecules consisting of atoms of carbon and hydrogen. Benzene has the elemental composition C6H6 and is a flat, six-membered ring with three carbon-carbon double bonds. Aromatic hydrocarbons are important components of petroleum and its refined products. The name “aromatic” for these hydrocarbons comes from the fact that many have a strong, pungent aroma. Among the most important aromatic petroleum hydrocarbons in our formula are benzene and its derivatives (alkylbenzenes) toluene (methylbenzene) and xylenes (dimethylbenzenes).

C5 Petroleum Resins

Petroleum resin is a kind of thermal plasticizing resin produced in the refining process. Petroleum resins are mainly used for adhesives, marking paints, synthetic rubbers, but are also used in gasoline blending process.

Isobutyl Alcohol

Isobutyl Alcohol, as know as Isobutanol, is a colorless, flamable, organic compound. It is classified as an alcohol and as such it is widely used as a solvent in chemical reactions, as well as being a useful starting material for organic synthesis.

Isobutanol is produced naturally during the fermentation of carbohydrates. It may also be a by-product of the decay process of organic matter. The main use of Isobutanol is as starting material in the manufacture of isobutyl acetate, which is mostly used in the production of lacquer and similar coatings. For our purposes, it is used as a gasoline additive for spark-ignition engines where it helps to prevent carburettor icing.

Dimethyl Ether

Dimethyl ether is colorless gaseous ether with an ethereal odor and is used as an aerosol spray propellant. Dimethyl ether is also a clean-burning alternative to liquified petroleum gas, liquified natural gas, diesel and gasoline. It can be made from natural gas, coal, or biomass.

Nitrobenzene

Nitrobenzene is an industrial chemical. It is an oily yellow liquid with an almond-like odor. It dissolves only slightly in water and will evaporate to air. Nitrobenzene is used to produce lubricating oils such as those used in motors and machinery. A small amount of nitrobenzene is used in the manufacture of dyes, drugs, pesticides, and synthetic rubber.

Methylnaphthalene

Methylnaphthalene (C11H10 or CH 3C 10 H 7) is a colorless liquid oil. It does not dissolve in water, but it will dissolve in ethanol, ethyl ether, and most organic solvents. It is used for organic synthesis.

Research and Development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments of this mixed gasoline formula. Mr.Rey Supera has been a long time researcher in the petrochemical industry, in particular, the use of additives in gasoline products. At this time, he has concluded that our formula will work with acceptable experiment results. However, we are continually refining our formula to reduce emissions and prevent engine damage. We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our current experimental results, explained in the table below, include emission and damage testing of our formula compared with traditional gasoline.

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	90
2	Temperature of Evaporation	10% Evaporation	C	<=70	66
		20% Evaporation	C	<=120	93
		50% Evaporation	C	<=190	185
		Stop point	C	<=20	200
		Left content	%	<=2	2.1
3	Steam Barometric Pressure	March 16 - September 15	KPa	<=74	70
		September 16 -March 15	KPa	<=88	82
4	Sol		Mg/100ml	<=5	5
5	Sheet copper corrosion (50C, 3h)		/	<=1	1
6	Water-soluble acid and alkali		/	No	No
7	Mechanical impurity		/	No	No
8	Water content		m/m	<=0.15	0.16

Our target examination results in the next 12 months consist of the following:

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	91
2	Temperature of Evaporation	10% Evaporation	C	<=70	56
		20% Evaporation	C	<=120	90
		50% Evaporation	C	<=190	165
		Stop point	C	<=205	190
		Left content	%	<=2	1
3	Steam Barometric Pressure	March 16 - September 15	KPa	<=74	65
		September 16 -March 15	KPa	<=88	78
4	Sol		Mg/100ml	<=5	4
5	Sheet copper corrosion (50C, 3h)		/	<=1	1
6	Water-soluble acid and alkali		/	No	No
7	Mechanical impurity		/	No	No
8	Water content		m/m	<=0.15	0.13

As at August 31, 2007 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

Present stage of development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments of our gasoline formula. However, we have not yet completed the development of formula. Our examination results are still not good enough. Our target results are listed in the table above. We expect to complete experimentation and become commercially available in mid 2008.

To remain competitive in the mixed gasoline industry, we must continue to develop highly effective and efficient key components. Our current technologies are based on the initial research activities conducted by Rey Supera. The costs associated with our research and development activities are not borne by customers since we will not have any customers, if we do at all, until the completion of the marketing and development of our mixed gasoline technology. We will either raise more funds from investors or borrow from existing directors to cover our projected research and development expenses.

Key Success Factors

Strategy

Our goal is for our mixed gasoline formula to become a leading formula in the market. In order to achieve our goal, we intend to increase awareness of our products with potential customers, such as major gasoline suppliers. We intend to do this by engaging in the following:

à
Attending Oil Gas Technology Trade Meetings, Promotional Events and Conferences: We plan to attend a number of events attended by biotech institutions in order to further expose our products. These events will include biotech trade meetings and promotional events which are attended by oil gas companies and related seminars and conferences.

à
Promoting through Internet-Based and Traditional Media Advertising: We intend to use Internet-based and traditional media to promote our technology and products directly to petro chemical companies. We believe that by increasing our consumer base we will attract petro chemical companies to use our mixed gasoline formula.

Our anticipated costs to implement the strategy for the next 12 months are estimated as follows:

à	travel - $5,000.00

à	marketing - $10,000.00

à	research and development - $30,000.00

We intend to obtain funds to cover these costs by private equity fundraising or shareholder's loans, although we are not able to guarantee that funds will be available or on terms that are favorable to our company. We anticipate that the Company will start to receive revenues by sale or license of mixed gasoline formula to petro chemical companies before the end of August 2008.

Skilled Management Team

We intend to expand our current management to retain skilled directors, officers and employees with experience relevant to our business focus. Our current management team is highly skilled in technical areas such as researching and developing our technologies, but not as skilled in areas such as marketing and business management. Obtaining the assistance of individuals with in-depth knowledge of operations, technology and markets will allow us to build market share more effectively.

Competition

We are not aware of any competitors in Philippines that are developing a competing mixed gasoline formula. However, we face a significant amount of competition in the gasoline industry in general.

Patents and Intellectual Property

Our formula comes from ingredients commonly used and available to the public. However, we believe our formula has advantages above that of traditional gasoline products. We are in the process of researching patent rights, and we are not aware of anyone in Philippines having any patents, trademarks and/or copyright protection for the technologies and any proprietary rights to these technologies. We believe that the formula developed by us should be protected. In order to protect our products we plan to apply for patent protection and/or copyright protection in the United States, Philippines and other jurisdictions, and will require purchasers of our products to enter into non-disclosure agreements with us.

Marketing Plan

Our directors have developed business contacts through their past and current employment in the petro chemical industry in the Philippines and have developed an intimate understanding of business practices and customs in this area. They intend on actively promoting interest in mixed gasoline among their business contacts in the petro chemical industry. In addition, we intend to promote our mixed gasoline formula through traditional advertising and promotional media, such as newspaper and trade publications, and advanced media, such as targeted electronic mail, internet banner advertising and internet webpage links, to effect maximum exposure and penetration in the petro chemical marketplace. We also anticipate joining some petro chemical conferences to introduce our mixed gasoline and services to petro chemical companies.

Brand Equity

We have selected the name of our company to establish our brand name. Atheron will be the name of our mixed gasoline formula.

Advertising

We intend to develop our website as the primary medium to promote our mixed gasoline formula. We also intend to market our mixed gasoline formula by placing banner advertising on the home pages of relevant petro chemical websites.

We intend to produce promotional material for direct marketing. However, if we are unable to complete the development of our mixed gasoline formula, or if we are unable to sell our formula sufficiently, for any reason, we may go out of business.

Employees

Our President Mrs. Susanna Hilario, and our Vice President Dr. Rey Supera, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

Government Regulation and Supervision

We are subject to the laws and regulations of those jurisdictions in which we plan to sell or license our gasoline formula technology that are generally applicable to operate a business, such as business license requirements, income taxes and payroll taxes. In general, the sale or licensing of our mixed gasoline formula in Philippines is subject to limited regulatory and/or supervisory requirements. The Philippine National Alcohol Commission under the Ministry of Trade and Industry is responsible for programs designed to use less hazardous octane enhancers, including ethanol versus tetraethyl lead (TEL) in gasoline.

Item 2. Description of Property

We own no real property. We have office space at 3598 Durango St. Palanan, Makati City 1235, Philippines. These facilities are provided to us at no charge by our director, Ms. Susanna Hilario, since May 2006.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AHRN.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2007
Quarter Ended	High $	Low $
August 31, 2007	0	0
May 31, 2007	n/a	n/a
February 28, 2007	n/a	n/a
November 30, 2006	n/a	n/a

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of August 31, 2007, we had approximately thirty-two (32) holders of record of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans.

Item 6. Management’s Discussion and Analysis or Plan of Operation

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

Overview

Our primary objective in the next twelve months will be to complete development of our mixed gasoline formula, establish our marketing plan, and license our formula in the Philippines. If successful, we plan to license our formula in China and other countries in Asia.

Since our incorporation on May 8, 2006, we have taken active steps to implement our business plan. Our Chief Technology Officer and one of our directors, Rey Supera, has completed several experiments of our proposed gasoline formula. Much of the work in this area has been provided by Mr. Rey Supera free of charge. At this time, he has concluded that our formula will work with acceptable experiment results. However, we are continually refining our formula to reduce emissions and prevent engine damage. We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our projected research and development expenses will be around $30,000.00 in the next 12 month. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

We plan to establish customer and partner relationships in the Philippines once our proposed gasoline formula is fully developed. We expect that the international market for our proposed gasoline formula will grow, and we intend to expand our presence in strategic international markets in response. To address a potential global opportunity, we may hire sales, service and support personnel locally to establish new relationships with petrochemical companies abroad. However, we do not expect to hire any employees in the next twelve months.

The following sets out the timeline of our proposed operations:

▪	Develop the first sample of our proposed gasoline formula by late 2006 to early 2007. This will allow users to see the results of the gasoline formula technology and determine its effectiveness.

▪
Develop the complete and commercial version of our proposed gasoline formula by mid to late 2007. This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines. Commence an advertising campaign for our proposed gasoline formula following its development.

▪	Commence development of prospects for higher standard gasoline formula by early 2008.

Furthermore, in our management’s opinion, we can expect to incur the following expenses to fund our plan of operation for the next twelve months:

▪
Audit fee, which consists primarily of accounting and auditing fees for the yearend audit. We estimate that our audit fees for the next twelve months will be approximately $10,000, which includes quarterly reviews;

▪
Bank charges, which consist primarily of charges by our bank for processing transactions through our checking account. We estimate that our bank charges for the next twelve months will be approximately $100;

▪
Legal fees, which consist primarily of fees paid by us regarding corporate and securities advice and our reporting obligations under the 1934 Securities and Exchange Act. We estimate that our legal fees for the next twelve months will be approximately $15,000 to $20,000; and

▪
Other operating expenses, which consist primarily of the expenses incurred for further development of our proposed gasoline formula; for the advertising campaign for our proposed gasoline formula; and for development of prospects for third party applications for our proposed containment system and other administrative expenses. We estimate that our other operating expenses for the next twelve months will be approximately $30,000.

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

Results of Operations for the Year Ended August 31, 2007 and 2006

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $25,000 for the year ended August 31, 2007, compared with $43,985 for the year ended August 31, 2006. The entire amount for both periods was attributable to professional fees. We have incurred total operating expenses of $68,985 from inception on May 8, 2006 through August 31, 2007. The entire $68,985 was attributable to professional fees. We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula.

We incurred a net loss of $25,000 for the year ended August 31, 2007, compared with $43,985 for the year ended August 31, 2006. We incurred a total net loss of $68,985 from inception on May 8, 2006 through August 31, 2007. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2007, we had total current assets of $0 cash. Our total current liabilities as of August 31, 2007 were $25,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($25,985) as of August 31, 2007.

Operating activities used $69,985 in cash for the period from inception (May 8, 2006) to August 31, 2007. Our net loss of $69,985 for this period was the primary component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2007.

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

Off Balance Sheet Arrangements

As of August 31, 2007, there were no off balance sheet arrangements.

Going Concern

 Since we have only recently begun development of our gasoline formula and have not generated any revenue, our independent auditors have issued an opinion about our ability to continue as a going concern in connection with our audited financial statements for year ended August 31, 2007. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have generated no revenues and no revenues are anticipated unless and until we complete the development and marketing of our proposed gasoline formula. Accordingly, we must raise cash from sources other than the sale of our formula. Our only other source for cash at this time is equity investments by others in our company. Our accumulated deficit is $68,985 as of August 31, 2007. The discussion below provides an overview of our operations, discusses our results of operations, our plan of operations and our liquidity and capital resources.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Balance Sheet as of August 31, 2007

F-3	Statements of Operations - Years Ended August 31, 2007 and 2006 and period from May 8, 2006 (Inception) to August 31, 2007

F-4	Statement of Stockholders’ Deficit for period from May 8, 2006 (Inception) to August 31, 2007

F-5	Statements of Cash Flows - Years Ended August 31, 2007 and 2006 and period from May 8, 2006 (Inception) to August 31, 2007

F-6	Notes to Financial Statements

Board of Directors
Atheron, Inc.
Makati City 1235, Philippines

We have audited the accompanying balance sheet of Atheron, Inc. (a development stage company) as of August 31, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the periods ended August 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atheron, Inc. as of August 31, 2007, and the results of their operations and their cash flows for the periods ended August 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are described in Note 4. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
October 18, 2007

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of August 31, 2007

ASSETS

Current Assets
Cash and equivalents	$0
Prepaid expenses	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$25,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	44,850
Deficit accumulated during the development stage	(68,985)
Total stockholders’ deficit	(25,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended August 31, 2007 and 2006
Period from May 8, 2006 (Inception) to August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Period from May 8, 2006 (Inception) to August 31, 2007
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	25,000	43,985	68,985

Net Loss	$(25,000)	$(43,985)	$(68,985)

Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.03)

Weighted average shares outstanding: Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to August 31, 2007

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	$2,150	$40,850	$(68,985)	$(25,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended August 31, 2007 and 2006
Period from May 8, 2006 (Inception) to August 31, 2007

	Year Ended August 31, 2007	Year Ended August 31, 2006	Period From May 8, 2006 (Inception) to August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,000)	$(43,985)	$(68,985)
Change in non-cash working capital items
Prepaid expenses	0	(4,000)	0

CASH FLOWS USED BY OPERATING ACTIVITIES	(25,000)	(47,985)	(68,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	43,000	43,000
Loan from related party	6,000	19,985	25,985

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	62,985	68,985

NET INCREASE IN CASH	0	15,000	0

Cash, beginning of period	15,000	-0-	-0-
Cash, end of period	$-0-	$15,000	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents. At August 31, 2007 the Company had $0 of unrestricted cash that was being held in an escrow account by its outside attorneys, to be used for future business operations.

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
August 31, 2007

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

NOTE 2 - LOAN PAYABLE - RELATED PARTY

Atheron received a $25,985 loan from a shareholder and officer of the Company. The loan is unsecured, non-interest bearing and is due upon demand.

NOTE 3 - INCOME TAXES

For the period ended August 31, 2007, Atheron has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $68,985 at August 31, 2007, and will expire in the year 2027.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2007

NOTE 3 - INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2007
Deferred tax asset attributable to:
Net operating loss carryover	$23,000
Valuation allowance	(23,000)
Net deferred tax asset	$-

NOTE 4 - LIQUIDITY AND GOING CONCERN

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

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Susanna Hilario. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2007, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ms. Susanna Hilario	President, Director, Treasurer (Principal Accounting Officer) and Secretary	34	May 8, 2006
Mr. Rey V. Supera	Director and Chief Technology Officer	29	May 8, 2006

Set forth below is a brief description of the background and business experience of executive officers and directors.

Ms. Susanna Hilario is our President, Director, Treasurer (Principal Accounting Officer), Secretary and a member of our board of directors. Since January 2001, Ms. Susanna Hilario has been the Operations Manager/Owner of CCW, Inc. Ms. Hilario has not held any directorships in any public companies prior to service with our company.

Mr. Rey V. Supera is our Chief Technology Officer and a member of our board of directors. Mr. Rey V. Supera was a technician/researcher in Kali Chemical Inc. from 1996 to 2005. Mr. Supera has not held directorships in public companies prior to service with our company.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We do not currently have any significant employees aside from our directors and officers.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to our present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending August 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended August 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and shareholders owning greater than ten percent of our shares are not required to comply with Section 16(a) of the Securities Exchange Act of 1934 because we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934.

Code of Ethics Disclosure

As of August 31, 2007, we have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rey V. Supera Chief Technology Officer & Director	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0
Susanna Hilario President, Chief Executive Officer, Chief Financial Officer, Treasurer (Principal Accounting Officer), Secretary & Director	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

We do not pay to our directors or officers any salary or consulting fee. We anticipate that compensation may be paid to officers in the event our formula becomes marketable.

Narrative Disclosure to the Summary Compensation Table

We do not compensate our executive officers by the payment of salaries or bonus compensation.

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Rey V. Supera	-	-	-	-	-	-	-	-	-
Susanna Hilario	-	-	-	-	-	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of August 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rey V. Supera	-	-	-	-	-	-	-
Susanna Hilario	-	-	-	-	-	-	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2007, certain information as to shares of our common stock owned by (i) each person known by us to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, and (iii) all of our executive officers and directors as a group:

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Ms. Susanna Hilario 7636 Guijo cor Sacred Heart Street, San Antonio Village, Makati City, Philippines	625,000	29%
Common	Mr. Rey V. Supera 3596 Durango Street, Palanan, Makati City, Philippines	625,000	29%
Total of all directors and executive officers		1,250,000	58%

(1)
The persons named above have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

(2)	The percent of class is based on 2,150,000 shares of common stock issued and outstanding as of August 31, 2007.

Item 12. Certain Relationships and Related Transactions

None of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

▪	Any of our directors or officers;
▪	Any person proposed as a nominee for election as a director;
▪	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
▪	Any of our promoters;
▪	Any relative or spouse of any of the foregoing persons who has the same house address as such person.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to our Form SB-2 filed with the Securities and Exchange Commission on October 25, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended August 31, 2007 and 2006 were approximately $8,000 and $5,000 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended August 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended August 31, 2007 and 2006 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron, Inc.

By:	/s/ Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Treasurer (Principal Accounting Officer), Secretary and Director
November 1, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Executive Officer, Treasurer (Principal Accounting Officer), Secretary and Director
November 1, 2007

By:	/s/ Rey V. Supera
Rey V. Supera Chief Technology Officer and Director
November 1, 2007