Form 10QSB
period 2008-02-29
Atheron, Inc.
filed 2008-04-09
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  2,150,000 common shares as of February 29, 2008

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 29, 2008;

F-2	Statements of Operations for the three and six months ended February 29, 2008 and February 28, 2007, and period from May 8, 2006 (Inception) to February 29, 2008;

F-3	Statement of Stockholders’ Deficit for the period from May 8, 2006 (Inception) to February 29, 2008;

F-4	Statements of Cash Flows for the six months ended February 29, 2008 and February 28, 2007, and period from May 8, 2006 (Inception) to February 29, 2008; and

F-5	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended February 29, 2008 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
As of February 29, 2008

ASSETS

Current Assets
Cash and equivalents	$0
Prepaid expenses	0

TOTAL ASSETS	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$29,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150
Additional paid-in capital	40,850
Deficit accumulated during the development stage	(72,985)
Total stockholders’ deficit	(29,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three Months and Six Months ended February 29, 2008 and February 28, 2007
Period from May 8, 2006 (Inception) to February 29, 2008

	Three Months ended February 29, 2008	Three Months ended February 28, 2007	Six Months ended February 29, 2008	Six Months ended February 28, 2007	Period from May 8, 2006 (Inception) to February 29, 2008
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	2,000	2,000	4,000	4,000	72,985

Net Loss	$(2,000)	$(2,000)	$(4,000)	$(4,000)	$(72,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to February 29, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the year ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the period ended February 29, 2008	-	-	-	(4,000)	(4,000)
Balance February 29, 2008	2,150,000	$2,150	$40,850	$(72,985)	$(29,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months ended February 29, 2008 and February 28, 2007
 Period from May 8, 2006 (Inception) to February 29, 2008
(Unaudited)

	Six Months Ended February 29, 2008	Six Months Ended February 28, 2007	Period From May 8, 2006 (Inception) to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,000)	$(4,000)	$(72,985)
Change in non-cash working capital items
Prepaid expenses

CASH FLOWS USED BY OPERATING ACTIVITIES	(4,000)	(4,000)	(72,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	4,000	-0-	29,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	4,000	-0-	72,985

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At February 29, 2008 the Company had $0 of cash.

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

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron received a $29,985 loan from a shareholder and officer of the Company.  The loan is unsecured, non-interest bearing and is due upon demand.

NOTE 3 – INCOME TAXES

For the period ended February 29, 2008, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $72,985 at February 29, 2008, and will expire in various amounts through the year 2027.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$24,500
Valuation allowance	(24,500)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

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

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	90
2	Temperature of Evaporation	10% Evaporation	C	<=70	66
		20% Evaporation	C	<=120	93
		50% Evaporation	C	<=190	185
		Stop point	C	<=205	200
		Left content	%	<=2	2.1
3	Steam Barometric Pressure	March 16 – September 15	KPa	<=74	70
		September 16 –March 15	KPa	<=88	82
4	Sol		Mg/100ml	<=5	5
5	Sheet copper corrosion (50C, 3h)		/	<=1	1
6	Water-soluble acid and alkali		/	No	No
7	Mechanical impurity		/	No	No
8	Water content		m/m	<=0.15	0.16

Our target examination results in the next 12 months consist of the following:

Serial	Examination project		Unit	Regular Gas Specification	Target Examination result
1	Octane value		/	>=90	91
2	Temperature of Evaporation	10% Evaporation	C	<=70	56
		20% Evaporation	C	<=120	90
		50% Evaporation	C	<=190	165
		Stop point	C	<=205	190
		Left content	%	<=2	1
3	Steam Barometric Pressure	March 16 – September 15	KPa	<=74	65
		September 16 –March 15	KPa	<=88	78
4	Sol		Mg/100ml	<=5	4
5	Sheet copper corrosion (50C, 3h)		/	<=1	1
6	Water-soluble acid and alkali		/	No	No
7	Mechanical impurity		/	No	No
8	Water content		m/m	<=0.15	0.13

As at February 29, 2008 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

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

Plan of Operation

The following sets out the timeline of our proposed operations:

▪
Develop the complete and commercial version of our proposed gasoline formula by mid to late 2008 This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines. Commence an advertising campaign for our proposed gasoline formula following its development.

▪	Commence development of prospects for higher standard gasoline formula by mid 2008.

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

Results of Operations for the three and six months ended February 29, 2008 and February 28, 2007, and from Inception (May 8, 2006) to February 29, 2008

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended February 29, 2008, compared with $2,000 for the three months ended February 28, 2007. We incurred operating expenses in the amount of $4,000 for the six months ended February 29, 2008, compared with $4,000 for the six months ended February 28, 2007.  We incurred operating expenses in the amount of $72,985 for the period from May 8, 2006 (Inception) to February 29, 2008. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,000 for the three months ended February 29, 2008, compared with $2,000 for the three months ended February 28, 2007.  We incurred a net loss in the amount of $4,000 for the six months ended February 29, 2008, compared with $4000 for the six months ended February 28, 2007.  We incurred a net loss in the amount of $72,985 for the period from May 8, 2006 (Inception) to February 29, 2008. Our losses for each period are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of February 29, 2008, we had total current assets of $0. Our total current liabilities as of February 29, 2008 were $29,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($29,985) as of February 29, 2008.

Operating activities used $72,985 in cash for the period from inception (May 8, 2006) to February 29, 2008. Our net loss of $72,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended February 29, 2008.

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

Off Balance Sheet Arrangements

As of February 29, 2008, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 29, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Ms. Susanna Hilario.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 29, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 29, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 29, 2008.

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

Atheron Inc.

Date:	April 4, 2008

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director