Form 10-K
period 2008-08-31
Atheron, Inc.
filed 2008-12-10
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-138189

Atheron Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3598 Durango St., Palanan, Makati City 1235, Philippines
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: 011.63.2.728.1626

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of August 31, 2008.

 PART I
Item 1.   Business

Company Overview

We were formed as a Nevada corporation on May 8, 2006.  Our principal executive offices are located at 3598 Durango St. Palanan, Makati City 1235, Philippines. Our telephone number is 011.63.2.728.1626. Susanna Hilario is our President, Secretary, Chief Executive Officer, Chief Financial Officer, and sole director.

We are in the business of developing a technology for ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline and key additives (our “Product”).  Our mixed gasoline formula is not yet completed and will require further research and development before it is ready for commercial use. Once developed, we intend to license our formula initially in the Philippines, and if demand warrants, into China and other countries in Asia.

We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan.

We believe our mixed gasoline formula will offer a number of advantages over existing gasoline products.  Our formula should provide better miscibility than traditional gasoline.  Miscibility refers to the property of various substances, liquids in particular, to be mixed together and form a homogenous material.  The greater the miscibility in gasoline, the cleaner it will burn, resulting in better overall engine performance and cleaner pistons, rings, plugs and exhaust ports.  In addition, we believe our formula will have a lower evaporation rate.  A main ingredient in gasoline is ethanol, which evaporates easily.  An excessive amount of unburned evaporated fuel tends to result in higher quantities of smog in the atmosphere. Our formula is designed to prevent an excessive amount of evaporation.

We also believe our product will prevent premature detonation, or “knocking,” in the engine.  Lead was previously used as an effective anti-knocking agent by increasing the fuel’s octane rating. Our formula uses anti-knocking additives that similarly increase the octane rating for greater efficiency and power.  Our formula is expected to have higher stability.  When gasoline is stagnant for a certain period of time, gums and varnishes tend to build up and precipitate in the gasoline, causing what is known as “stale fuel.” This results in buildup in the cylinders and fuel lines, complicating engine start-up. A stabilizer, which will be used in our formula, is expected to help prevent buildup and extend the life of the engine.

Finally, we believe our mixed gasoline formula will cost less to consumers than traditional gasoline.  We believe that our mixed gasoline formula will help alleviate the burden on the consuming public.  We plan to license our formula initially in the Philippines, and then branch off to other nations if demand grows.  The regular gas price at the pump in the Philippines is about $3 per gallon similar to that in United States, only the GDP per capita in the Philippines is only 3% of that in the United States, so an increase in gas prices has a more drastic impact in the Philippines than in the United States.  President Macapagal-Arroyo warned that rising oil prices threaten the country’s foreign exchange reserves as well as its energy supply. With these repercussions in place, we are hopeful that our low-cost mixed gasoline formula will have a positive impact in the Filipino market.

We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Demand for Crude Oil

As explained in the International Energy Outlook 2007 (IEO2007), world oil demand is expected to grow from 83 million barrels per day in 2004 to 97 million barrels per day in 2015 and 118 million barrels per day in 2030. (http://www.eia.doe.gov/oiaf/ieo/world.html). Much of the growth in oil consumption is projected for the nations of non-OECD Asia, where strong economic growth is expected. Non-OECD Asia (including China and India) is projected to grow at an average rate of 3.2 percent per year, more than doubling over the 2004 to 2030 period and accounting for more than 65 percent of the increase in energy use for the non-OECD region as a whole.  While the country of the Philippines was not specifically mentioned in the IEO2007 projections, we believe that it falls within the category of projections noted for Non-OECD Asia and will experience significant growth in oil consumption as well.

Much of the world’s incremental oil demand is projected for use in the transportation sector, where there are few competitive alternatives to petroleum. However, several of the technologies associated with unconventional liquid fuels (gas-to-liquids, coal-to-liquids, and ethanol and biodiesel produced from energy crops) are expected to meet a growing share of demand for petroleum liquids during the projection period. On a global basis, the transportation sector accounts for 68 percent of the total projected increase in liquids use between 2004 and 2030, followed by the industrial sector, which accounts for 27 percent of the increment in world liquids demand.

With the projected growth in oil for both the transportation and industrial sectors, we believe that our mixed gasoline formula will be met with strong demand in Non-OECD Asia countries such as the Philippines.

How Gasoline is Made

Gasoline is a mixture of hydrocarbons blended with a few additives to meet the performance needs of automobile engines.  The major raw material for gasoline is crude oil, which contains numerous compounds ranging from methane to those having 85 carbon atoms. Gasoline can be produced by distilling crude oil. This is accomplished by maintaining the crude oil at high temperatures until the different oil components, or “fractions” as they are called, reach boiling point and vaporize.  Some of the major crude oil fractions obtained upon initial distillation are “light ends,” such as propane and butane; straight run gasoline, the higher boiling part of which is sometimes called naphtha; kerosene; diesel fuel; heating oil; and lubricating oils.

Several refinery processes have developed to produce the blending factions used to make gasoline. Simple distillation converts approximately 10 percent of a barrel of crude oil to gasoline. A process known as “cracking,” a breaking down of heavy oil fractions under high temperatures and pressures, converts about 25 percent of a barrel of crude oil to gasoline. In catalytic cracking, a process where oil is fed into a reaction vessel containing a catalyst, even higher percentages of gasoline are produced from crude oil.  In “reforming,” the gasoline fraction is mixed with hydrogen and heated with a catalyst, causing a rearrangement of its molecular structure.

Gasoline is usually blended from straight run gasoline, reformate, alkylate, and some butane. A number of additives are blended into gasoline.  Some are used to reduce oxidation and tarnish formation.  Alcohols are used to inhibit icing and corrosion processes.  Finally, detergents are used to remove deposits resulting from combustion from the engine and fuel injectors.

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

The octane number of gasoline tells you how much the fuel can be compressed before it spontaneously ignites. Lower octane fuels can handle less compression before igniting.  Octane is, therefore, an important measure of gasoline because they help provide smoother combustion in the car’s cylinders and prevent knocking. Knocking, the pinging noise sometimes heard from an engine, is caused by irregular pressure waves inside a cylinder that arise from non-uniform combustion. Unchecked, knocking can crack the cylinder heads or pistons and destroy an engine.

Our Mixed Gasoline Formula

Our core technology is a formula of ethanol-methanol gasoline which is prepared from light oil, naphtha, straight-run gasoline, and key additives. As opposed to traditional gasoline, its advantages are improved miscibility, anti-knock characteristics, anti-corrosion properties, and stability, along with proper evaporation properties, and lower cost to consumers.

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

Straight-Run Gasoline

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

Methyl Alcohol

Methyl alcohol is commonly called Methanol or wood alcohol.  Methanol is used in the production of a variety of chemical derivatives and in the production of methyl tertiary butyl ether (MTBE), an oxygenate and an octane enhancer for gasoline. In the United States, MTBE has been substantially removed from gasoline for environmental reasons. MTBE is currently more economical than many other components of gasoline and this has caused strong demand for MTBE outside of the United States. To date, the net loss of methanol demand as a result of the changes occurring to gasoline formulations in the United States has had a relatively minor impact on the global methanol market.

Ethanol

Ethanol is a chemical produced by the fermentation of sugars found in grains and other biomass. Ethanol can be produced from a number of different types of grains, such as wheat and sorghum, as well as from agricultural waste products such as sugar, rice hulls, cheese whey, potato waste, brewery and beverage wastes, and forestry and paper wastes.

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

C5 Petroleum Resins

Petroleum resin is a kind of thermal plasticizing resin produced in the refining process.  Petroleum resins are mainly used for adhesives, marking paints, and synthetic rubbers, but are also used in gasoline blending process.

Isobutyl Alcohol

Isobutyl Alcohol, as known as Isobutanol, is a colorless, flammable, organic compound. It is classified as an alcohol, and, as such, it is widely used as a solvent in chemical reactions, as well as being a useful starting material for organic synthesis.

Isobutanol is produced naturally during the fermentation of carbohydrates. It may also be a by-product of the decay process of organic matter.  The main use of Isobutanol is as starting material in the manufacture of isobutyl acetate, which is mostly used in the production of lacquer and similar coatings. For our purposes, it is used as a gasoline additive for spark-ignition engines where it helps to prevent carburetor icing.

Dimethyl Ether

Dimethyl ether is colorless gaseous ether with an ethereal odor. It is often used as an aerosol spray propellant. Dimethyl ether is also a clean-burning alternative to liquified petroleum gas, liquified natural gas, diesel gas and gasoline. It can be made from natural gas, coal, or biomass.

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

Research and Development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments with regards to this mixed gasoline formula.  Mr.Rey Supera has been a long-time researcher in the petrochemical industry, focusing particularly on the use of additives in gasoline products. At this time, he has concluded that our formula will work with acceptable experimental results. However, we are continually refining our formula to reduce emissions and prevent engine damage.  We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our current experimental results, explained in the table below, include emission and damage testing of our formula compared with traditional gasoline.

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

As at August 31, 2007 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies is important to our competitive position in the market and intend to continue to invest in research and development activities.

Present stage of development

Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments of our gasoline formula. However, we have not yet completed the development of our formula.  We do not feel that our examination results are sufficient to begin producing, marketing, and selling our Product.  Our target results are listed in the table above.  We expect to complete experimentation and become commercially available in mid 2009.

To remain competitive in the mixed gasoline industry, we must continue to develop highly effective and efficient key components. Our current technologies are based on the initial research activities conducted by Rey Supera. The costs associated with our research and development activities are not borne by customers since do not have any customers, nor will we have any customers until the completion of the development of our mixed gasoline technology. We will either raise more funds from investors or borrow from existing directors to cover our projected research and development expenses.

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

Our anticipated costs to implement the strategy for the next 12 months are estimated as follows:

à	travel - $5,000

à	marketing - $10,000

à	research and development - $30,000

We intend to obtain funds to cover these costs by private equity fundraising or shareholder's loans, although we are not able to guarantee that funds will be available or on terms that are favorable to our company or at all. We hope that we will start to receive revenues by sale or license of mixed gasoline formula to petro chemical companies before the end of August 2009.

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

Employees

Our President Mrs. Susanna Hilario, and our Vice President, Dr. Rey Supera, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

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

Compliance with Environmental Laws

We have not incurred any costs in connection with the compliance with any federal, state, or local environmental laws since our inception.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We have neither formed, nor purchased any subsidiaries since our incorporation.

Item 1A.   Risk Factors.

A smaller reporting company is not required to provide the information required by this Item.

Item 1B.   Unresolved Staff Comments

A smaller reporting company is not required to provide the information required by this Item.

Item 2.   Properties

We own no real property. Our executive offices are located at 3598 Durango St. Palanan, Makati City 1235, Philippines. These facilities are provided to us at no charge by our director, Ms. Susanna Hilario, and have been since May 2006.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2008.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by FINRA. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “AHRN”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2008
Quarter Ended	High $	Low $
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 29, 2008	N/A	N/A
November 30, 2007	N/A	N/A

Fiscal Year Ending August 31, 2007
Quarter Ended	High $	Low $
August 31, 2007	N/A	N/A
May 31, 2007	N/A	N/A
February 28, 2007	N/A	N/A
November 30, 2006	N/A	N/A

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

Holders of Our Common Stock

As of August 31, 2008, we had 2,150,000 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends.  The Nevada Revised Statutes, however, do prohibit us from declaring dividends where after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business, or;
2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans.

Item 6.   Selected Financial Data

A smaller reporting company is not required to provide the information required by this Item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operation in the Next Twelve Months

Our primary objective in the next twelve months will be to complete development of our mixed gasoline formula, establish our marketing plan, and license our formula in the Philippines. If successful, we plan to license our formula in China and other countries in Asia.

Since our incorporation on May 8, 2006, we have taken active steps to implement our business plan. Our Chief Technology Officer and one of our directors, Rey Supera, has completed several experiments of our proposed gasoline formula. Much of the work in this area has been provided by Mr. Rey Supera free of charge. At this time, he has concluded that our formula will work with acceptable experiment results. However, we are continually refining our formula to reduce emissions and prevent engine damage. We plan to continue conducting experiments on our formula to achieve a product that will rival traditional gasoline products. Our projected research and development expenses will be around $30,000 in the next 12 month. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

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

▪	Commence development of prospects for higher standard gasoline formula by mid 2009.

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

Results of Operations for the Years Ended August 31, 2008 and 2007, and for the period from Inception until August 31, 2008

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $9,000 for the year ended August 31, 2008, compared with $25,000 for the year ended August 31, 2007. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $77,985 from inception on May 8, 2006 through August 31, 2008. The entire $77,985 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula.

We incurred a net loss of $9,000 for the year ended August 31, 2008, compared with $25,000 for the year ended August 31, 2006.  We incurred a total net loss of $77,985 from inception on May 8, 2006 through August 31, 2008. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2008, we had total current assets of $0 cash. Our total current liabilities as of August 31, 2008 were $34,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($34,985) as of August 31, 2008.

Operating activities used $77,985 in cash for the period from inception (May 8, 2006) to August 31, 2008. Our net loss of $77,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2008. Financing Activities generated $77,985 in cash for the period from inception (May 8, 2006) to August 31, 2008. This consisted of $43,000 in Proceeds from sales of common stock and $34,985 in Loans from a related party.

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

Off Balance Sheet Arrangements

As of August 31, 2008, there were no off balance sheet arrangements.

Going Concern

We have incurred net operating losses since inception, have negative working capital, and have not yet received revenues from sales of products or services.  These factors create substantial doubt by our auditors about our ability to continue as a going concern.  Our financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Our ability to continue as a going concern is dependent on our generating cash from the sale of our common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Significant Equipment

We do not intend to purchase any significant equipment for the next twelve months.

Employees

We do not have plans to change the number of our employees during the next twelve months.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2008 we had $0 of unrestricted cash.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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

Recently Issued Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 8.   Financial Statements and Supplementary Data

See the financial statements annexed to this annual report.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending August 31, 2008.

Item 9A(T).  Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2008. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of August 31, 2008, and their present position.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ms. Susanna Hilario	President, Director, Treasurer (Principal Accounting Officer) and Secretary	35	May 8, 2006
Mr. Rey V. Supera	Director and Chief Technology Officer	30	May 8, 2006

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

Directors

Our bylaws authorize no less than one (1) and more than ten (10) directors.  We currently have two Directors.

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past five years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions of what would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and

Code of Ethics

As of August 31, 2008, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Susanna Hilario, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rey Supera, CTO, Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers.

Although we do not currently compensate our officers, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ms. Susanna Hilario	-	-	-	-	-	-	-	-	-
Mr. Rey V. Supera	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception through August 31, 2008.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ms. Susanna Hilario	0	0	0	0	0	0	0
Mr. Rey V. Supera	0	0	0	0	0	0	0

Narrative Disclosure to the Director Compensation Table

We do not pay any compensation to our directors at this time. However, we reserve the right to compensate our directors in the future with cash, stock, options, or some combination of the above.

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended August 31, 2008.

Stock Option Plans

We did not have a stock option plan as of August 31, 2008

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of August 31, 2008, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of August 31, 2008.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Ms. Susanna Hilario 7636 Guijo cor Sacred Heart Street, San Antonio Village, Makati City, Philippines	625,000	29%
Common	Mr. Rey V. Supera 3596 Durango Street, Palanan, Makati City, Philippines	625,000	29%
Total of all directors and executive officers		1,250,000	58%

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2008	$10,000	$0	$0	$0
2007	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of August 31, 2008 and 2007;

F-3	Statements of Operations for the years ended August 31, 2008, and August, 2007, and the period from inception to August 31, 2008;

F-4	Statement of Stockholders’ Deficit for period from inception to August 31, 2008;

F-5	Statements of Cash Flows for the years ended August 31, 2008, and August 31, 2007, and the period from inception to August 31, 2008;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

[1]	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 2, 2008

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 2, 2008

By:	/s/Rey V. Supera
Rey V. Supera Chief Technology Officer and Director
December 2, 2008

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atheron, Inc.
Makati City 1235, Philippines

We have audited the accompanying balance sheets of Atheron, Inc. (a development stage company) as of August 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit and cash flows for the periods ended August 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atheron, Inc. as of August 31, 2008 and 2007, and the results of their operations and their cash flows for the periods ended to August 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 6. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
November 26, 2008

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2008

ASSETS
	August 31, 2008	August 31, 2007
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$34,985	$25,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(77,985)	(68,985)
Total stockholders’ deficit	(34,985)	(25,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years ended August 31, 2008 and 2007
Period from May 8, 2006 (Inception) to August 31, 2008

	Year ended August 31, 2008	Year ended August 31, 2007	Period from May 8, 2006 (Inception) to August 31, 2007
Revenues	$0	$0	$0

General and administrative expenses:
Professional fees	9,000	25,000	77,985

Net Loss	$(9,000)	$(25,000)	$(77,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.01)	$(0.03)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to August 31, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance August 31, 2008	2,150,000	$2,150	$40,850	$(77,985)	$(34,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years ended August 31, 2008 and 2007
 Period from May 8, 2006 (Inception) to August 31, 2008

	Year Ended August 31, 2008	Year Ended August 31, 2007	Period From May 8, 2006 (Inception) to August 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,000)	$(25,000)	$(77,985)
Change in non-cash working capital items
Decrease in prepaid expenses	0	4,000	0

CASH FLOWS USED BY OPERATING ACTIVITIES	(9,000)	(21,000)	(77,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	9,000	6,000	34,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	9,000	6,000	77,985

NET (DECREASE) IN CASH	0	(15,000)	0

Cash, beginning of period	0	15,000	0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$0	$0	$0
Income taxes paid	$0	$0	$0

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2008 the Company had $0 of unrestricted cash.

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
August 31, 2008

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron received a $34,985 loan from a shareholder and officer of the Company.  $9,000 of this loan came in during the year ended August 31, 2008. The loan is unsecured, non-interest bearing and is due upon demand.

NOTE 3 – INCOME TAXES

For the periods ended August 31, 2008, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $77,985 at August 31, 2008, and will expire beginning in the year 2027.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$26,500
Valuation allowance	(26,500)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Atheron has incurred net operating losses since inception, has negative working capital, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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