Form 10-Q
period 2008-11-30
Atheron, Inc.
filed 2009-01-14
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of November 30, 2008.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of November 30, 2008 (unaudited) and August 31, 2008 (audited);
F-2	Statements of Operations for the three months ended November 30, 2008 and 2007 and period from May 8, 2006 (Inception) to November 30, 2008 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from May 8, 2006 (Inception) to November 30, 2008 (unaudited);
F-4	Statements of Cash Flows for the three months ended November 30, 2008 and 2007 and period from May 8, 2006 (Inception) to November 30, 2008 (unaudited);
F-5	Notes to Unaudited Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2008 August 31, 2008

	November 30, 2008	August 31, 2008
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$36,985	$34,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(79,985)	(77,985)
Total stockholders’ deficit	(36,985)	(34,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
Three months ended November 30, 2008 and 2007
Period from May 8, 2006 (Inception) to November 30, 2008

	Three months ened November 30, 2008	Three months ended November 30, 2007	Period from May 8, 2006 (Inception) to November 30, 2008
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	2,000	2,000	79,985

Net Loss	$(2,000)	$(2,000)	$(79,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (Unaudited)
Period from May 8, 2006 (Inception) to November 30, 2008

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance - August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance - August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance - August 31, 2008	2,150,000	2,150	40,850	(77,985)	(34,985)
Net loss for three months ended November 30, 2008	-	-	-	(2,000)	(2,000)
Balance - November 30, 2008	2,150,000	$2,150	$40,850	$(79,985)	$(36,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
Three months ended November 30, 2008 and 2007
 Period from May 8, 2006 (Inception) to November 30, 2008

	Three months Ended November 30, 2008	Three months Ended November 30, 2007	Period From May 8, 2006 (Inception) to November 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(2,000)	$(79,985)
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(2,000)	(79,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	2,000	2,000	36,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	2,000	79,985

NET INCREASE IN CASH	0	0	0

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report filed with the SEC on Form 10-K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2008 the Company had $0 of cash.

Fair Value of Financial Instruments

Atheron’s financial instruments consist of cash and cash equivalents. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron has received $36,985 in loans from a shareholder and officer of the Company.  The loans are unsecured, non-interest bearing and due upon demand.

NOTE 3 – INCOME TAXES

For the periods ended November 30, 2008, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $79,985 at November 30, 2008, and will expire beginning in the year 2026.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2008

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2008
Deferred tax asset attributable to:
Net operating loss carryover	$27,195
Valuation allowance	(27,195)
Net deferred tax asset	$-

NOTE 4 – LIQUIDITY AND GOING CONCERN

Atheron has negative working capital, has incurred losses since inception, and has not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

As at November 30, 2008 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000.00 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies are important to our competitive position in the market and intend to continue to invest in research and development activities.

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

Plan of Operation

The following sets out the timeline of our proposed operations:

▪
Develop the complete and commercial version of our proposed gasoline formula by mid to late 2009. This will be the completed version of gasoline formula, which will be marketed to potential customers in Philippines. Commence an advertising campaign for our proposed gasoline formula following its development.

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

Results of operations for the three and nine months ended November 30, 2008 and 2007, and for the period from Inception (May 8, 2006) to November 30, 2008

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended November 30, 2008, compared with $2,000 for the three months ended November 30, 2007. We incurred operating expenses in the amount of $79,985 for the period from May 8, 2006 (Inception) to November 30, 2008. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,000 for the three months ended November 30, 2008, compared with $2,000 for the three months ended November 30, 2007.  We incurred a net loss in the amount of $79,985 are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2008, we had total current assets of $0 cash. Our total current liabilities as of November 30, 2008 were $36,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of $36,985 as of November 30, 2008.

Operating activities used $79,985 in cash for the period from inception (May 8, 2006) to November 30, 2008. Our net loss of $79,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2008.

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

Off Balance Sheet Arrangements

As of November 30, 2008, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Susanna Hilario.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2008.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2008.

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

Atheron Inc.

Date:	January 14, 2009

By: /s/ Sussanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director