Form 10-K/A
period 2008-08-31
Atheron, Inc.
filed 2009-09-16
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K, previously filed with the United States Securities and Exchange Commission on December 10, 2008, is to correct Item 9A(T), the audit opinion as well as to correct Exhibits 31 and 32.

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

Management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of August 31, 2008 and 2007;

F-3	Statements of Operations for the years ended August 31, 2008, and August, 2007, and the period from inception to August 31, 2008;

F-4	Statement of Stockholders’ Deficit for period from inception to August 31, 2008;

F-5	Statements of Cash Flows for the years ended August 31, 2008, and August 31, 2007, and the period from inception to August 31, 2008;

F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
September 16, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
September 16, 2009

By:	/s/Rey V. Supera
Rey V. Supera Chief Technology Officer and Director
September 16, 2009

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atheron, Inc. as of August 31, 2008 and 2007, and the results of their operations and their cash flows for the periods ended to August 31, 2008 and 2007 , in conformity with U.S. generally accepted accounting principles.

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