Form 10-Q/A
period 2008-11-30
Atheron, Inc.
filed 2009-09-16
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q /A
Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q, previously filed with the United States Securities and Exchange Commission on January 14, 2009, is to correct Exhibits 31 and 32.

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

Atheron Inc.

Date:	September 16, 2009

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director