Form 10-K
period 2009-08-31
Atheron, Inc.
filed 2009-11-30
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-138189

Atheron Inc.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3598 Durango St., Palanan, Makati City 1235, Philippines	________
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 011.63.2.728.1626

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ]     No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of August 31, 2009.

PART IV
Item 15.	Exhibits, Financial Statement Schedules	24

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

As at August 31, 2009 we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies is important to our competitive position in the market and intend to continue to invest in research and development activities.

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

Employees

Our President Mrs. Sussanna Hilario, and our Vice President, Dr. Rey Supera, are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

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

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2009.

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

Fiscal Year Ending August 31, 2009
Quarter Ended	High $	Low $
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A
February 29, 2009	N/A	N/A
November 30, 2008	N/A	N/A

Fiscal Year Ending August 31, 2008
Quarter Ended	High $	Low $
August 31, 2008	N/A	N/A
May 31, 2008	N/A	N/A
February 28, 2008	N/A	N/A
November 30, 2007	N/A	N/A

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

Holders of Our Common Stock

As of August 31, 2009, we had 2,150,000 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2009 and 2008, and for the period from Inception until August 31, 2009

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $10,000 for the year ended August 31, 2009, compared with $10,000 for the year ended August 31, 2008. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $87,985 from inception on May 8, 2006 through August 31, 2009. The entire $87,985 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula.

We incurred a net loss of $10,000 for the year ended August 31, 2009, compared with $10,000 for the year ended August 31, 2008.  We incurred a total net loss of $87,985 from inception on May 8, 2006 through August 31, 2009. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

 Liquidity and Capital Resources

As of August 31, 2009, we had total current assets of $0 cash. Our total current liabilities as of August 31, 2009 were $44,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($44,985) as of August 31, 2009.

Operating activities used $87,985 in cash for the period from inception (May 8, 2006) to August 31, 2009. Our net loss of $87,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2009. Financing Activities generated $87,985 in cash for the period from inception (May 8, 2006) to August 31, 2009. This consisted of $43,000 in Proceeds from sales of common stock and $44,985 in Loans from a related party.

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

 Off Balance Sheet Arrangements

As of August 31, 2009, there were no off balance sheet arrangements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2009 we had $0 of unrestricted cash.

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

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending August 31, 2009.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2009. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

 Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2009.

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

Item 9B.   Other Information

None
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of August 31, 2009, and their present position.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ms. Susanna Hilario	President, Director, Treasurer (Principal Accounting Officer) and Secretary	36	May 8, 2006
Mr. Rey V. Supera	Director and Chief Technology Officer	31	May 8, 2006

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

As of August 31, 2009, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2009, 2008, and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Susanna Hilario, President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Rey Supera, CTO, Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

 Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2009.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception through August 31, 2009.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended August 31, 2009.

Stock Option Plans

We did not have a stock option plan as of August 31, 2009

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of August 31, 2009, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of August 31, 2009.

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

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2009	$10,000	$0	$0	$0
2008	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of August 31, 2009 and 2008;
F-3	Statements of Operations for the years ended August 31, 2009, and August, 31 2008, and the period from inception to August 31, 2009;
F-4	Statement of Stockholders’ Equity for period from inception to August 31, 2009;
F-5	Statements of Cash Flows for the years ended August 31, 2009, and August 31, 2008, and the period from inception to August 31, 2009;
F-6	Notes to Financial Statements

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
23.1	Consent of Maddox Ungar Silberstein, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1  Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.

24

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atheron Inc.

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 30, 2009

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/Susanna Hilario
Susanna Hilario President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
November 30, 2009

By:	/s/Rey V. Supera
Rey V. Supera Chief Technology Officer and Director
November 30, 2009

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.maddoxungar.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atheron, Inc.
Makati City 1235, Philippines

We have audited the accompanying balance sheets of Atheron, Inc. (a development stage company) as of August 31, 2009 and 2008 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atheron, Inc. as of August 31, 2009 and 2008, and the results of their operations and their cash flows for the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Maddox Ungar Silberstein, PLLC

Maddox Ungar Silberstein, PLLC
Bingham Farms, Michigan
November 27, 2009

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2009 and August 31, 2008

	August 31, 2009	August 31, 2008

ASSETS

Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$44,985	$34,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(87,985)	(77,985)
Total stockholders’ deficit	(44,985)	(34,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2009 and 2008
Period from May 8, 2006 (Inception) to August 31, 2009

	Year ended August 31, 2009	Year ended August 31, 2008	Period from May 8, 2006 (Inception) to August 31, 2009
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	10,000	10,000	87,985

Net Loss	$(10,000)	$(10,000)	$(87,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to August 31, 2009

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance August 31, 2008	2,150,000	2,150	40,850	(77,985)	(34,985)
Net loss for year ended August 31, 2009	-	-	-	(10,000)	(10,000)
Balance August 31, 2009	2,150,000	$2,150	$40,850	$(87,985)	$(44,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Year Ended August 31, 2009 and 2008
 Period from May 8, 2006 (Inception) to August 31, 2009

	Year ended August 31, 2009	Year ended August 31, 2008	Period From May 8, 2006 (Inception) to August 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,000)	$(10,000)	$(87,985)
Change in non-cash working capital items
Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(10,000)	(87,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	10,000	10,000	44,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	87,985

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

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

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2009 and August 31, 2008 the Company had $0 of cash.

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
August 31, 2009

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron has received loans totaling $44,985 for working capital from a shareholder and officer of the Company.  The loans are unsecured, non-interest bearing and due upon demand.

NOTE 3 – INCOME TAXES

For the periods ended August 31, 2009, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $87,985 at August 31, 2009, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$29,900
Valuation allowance	(29,900)
Net deferred tax asset	$-

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

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

NOTE 5 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to August 31, 2009 through November 27, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.