Form 10-Q
period 2009-11-30
Atheron, Inc.
filed 2010-01-12
CIK 1373853

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of January 5, 2010.

PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheet as of November 30, 2009 (unaudited) and August 31, 2008 (audited);
F-2	Statements of Operations for the three months ended November 30, 2009 and 2008 and period from May 8, 2006 (Inception) to November 30, 2009 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from May 8, 2006 (Inception) to November 30, 2009 (unaudited);
F-4	Statements of Cash Flows for the three months ended November 30, 2009 and 2008 and period from May 8, 2006 (Inception) to November 30, 2009 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended November 30, 2009 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2009 and August 31, 2009

	November 30,	August 31,
	2009 (unaudited)	2009 (audited)

ASSETS

Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$46,985	$44,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(89,985)	(87,985)
Total stockholders’ deficit	(46,985)	(44,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended November 30, 2009 and 2008
Period from May 8, 2006 (Inception) to November 30, 2009

			Period from
			May 8, 2006
	Three Months ended	Three Months ended	(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	2,000	2,000	89,985

Net Loss	$(2,000)	$(2,000)	$(89,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from May 8, 2006 (Inception) to November 30, 2009

	Common stock		Additional paid-in capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Issuance of common stock for cash @$.001	2,150,000	$ 2,150	$ 40,850	$ -	$ 43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance August 31, 2008	2,150,000	2,150	40,850	(77,985)	(34,985)
Net loss for year ended August 31, 2009	-	-	-	(10,000)	(10,000)
Balance August 31, 2009	2,150,000	2,150	40,850	(87,985)	(44,985)
Net loss for three months ended November 30, 2009	-	-	-	(2,000)	(2,000)
Balance November 30, 2009	2,150,000	$ 2,150	$ 40,850	$ (89,985)	$ (46,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended November 30, 2009 and 2008
 Period from May 8, 2006 (Inception) to November 30, 2009

			Period From
			May 8, 2006
	Three Months ended	Three Months ended	(Inception) to
	November 30,	November 30,	November 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,000)	$(2,000)	$(89,985)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(2,000)	(2,000)	(89,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	2,000	2,000	46,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	2,000	2,000	89,985

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

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

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended August 31, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2009 and November 30, 2008 the Company had $0 of cash.

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
November 30, 2009

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron has received loans totaling $46,985 for working capital from a shareholder and officer of the Company.  The loans are unsecured, non-interest bearing and due upon demand.

NOTE 3 – INCOME TAXES

For the periods ended November 30, 2009, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $89,985 at November 30, 2009, and will expire beginning in the year 2026.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2009
Deferred tax asset attributable to:
Net operating loss carryover	$30,600
Valuation allowance	(30,600)
Net deferred tax asset	$-

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

NOTE 5 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any material subsequent events to disclose.

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

Results of operations for the three months ended November 30, 2009 and 2008, and for the period from Inception (May 8, 2006) to November 30, 2009

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended November 30, 2009, compared with $2,000 for the three months ended November 30, 2008. We incurred operating expenses in the amount of $89,985 for the period from May 8, 2006 (Inception) to November 30, 2009. The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $2,000 for the three months ended November 30, 2009, compared with $2,000 for the three months ended November 30, 2008.  We incurred a net loss in the amount of $89,985 are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of November 30, 2009, we had total current assets of $0 cash. Our total current liabilities as of November 30, 2009 were $46,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of $46,985 as of November 30, 2009.

Operating activities used $89,985 in cash for the period from inception (May 8, 2006) to November 30, 2009. Our net loss of $89,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended November 30, 2009.

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

Off Balance Sheet Arrangements

As of November 30, 2009, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Susanna Hilario.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2009.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2009.

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

Atheron Inc.

Date:	January 12, 2010

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director