Form 10-Q
period 2010-05-31
Atheron, Inc.
filed 2010-07-13
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,150,000 common shares as of June 30, 2010.

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

Our financial statements included in this Form 10-Q are as follows:
F-1	Balance Sheets as of May 31, 2010 (unaudited) and August 31, 2009 (audited);
F-2	Statements of Operations for the nine and three months ended May 31, 2010 and 2009 and period from May 8, 2006 (Inception) to May 31, 2010 (unaudited);
F-3	Statement of Stockholders’ Deficit for period from May 8, 2006 (Inception) to May 31, 2010 (unaudited);
F-4	Statements of Cash Flows for the nine months ended May 31, 2010 and 2009 and period from May 8, 2006 (Inception) to May 31, 2010 (unaudited);
F-5	Notes to Financial Statements;

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended May 31, 2010 are not necessarily indicative of the results that can be expected for the full year.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of May 31, 2010 and August 31, 2009

	May 31, 2010 (unaudited)	August 31, 2009 (audited)

ASSETS

Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Loan payable - related party	$50,985	$44,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(93,985)	(87,985)
Total stockholders’ deficit	(50,985)	(44,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Nine and Three Months Ended May 31, 2010 and 2009
Period from May 8, 2006 (Inception) to May 31, 2010

	Nine Months ended May 31, 2010	Nine Months ended May 31, 2009	Three Months ended May 31, 2010	Three Months ended May 31, 2009	Period from May 8, 2006 (Inception) to May 31, 2010
Revenues	$-0-	$-0-	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	6,000	6,000	2,000	2,000	93,985

Net Loss	$(6,000)	$(6,000)	$(2,000)	$(2,000)	$(93,985)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000	2,150,000	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT (unaudited)
Period from May 8, 2006 (Inception) to May 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance August 31, 2008	2,150,000	2,150	40,850	(77,985)	(34,985)
Net loss for year ended August 31, 2009	-	-	-	(10,000)	(10,000)
Balance August 31, 2009	2,150,000	2,150	40,850	(87,985)	(44,985)
Net loss for six months ended May 31, 2010	-	-	-	(6,000)	(6,000)
Balance May 31, 2010	2,150,000	$2,150	$40,850	$(93,985)	$(50,985)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended May 31, 2010 and 2009
 Period from May 8, 2006 (Inception) to May 31, 2010

	Nine Months ended May 31, 2010	Nine Months ended May 31, 2009	Period From May 8, 2006 (Inception) to May 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,000)	$(6,000)	$(93,985)
Change in non-cash working capital items Prepaid expenses	-0-	-0-	-0-
CASH FLOWS USED BY OPERATING ACTIVITIES	(6,000)	(6,000)	(93,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	6,000	6,000	50,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,000	6,000	93,985

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At May 31, 2010 and August 31, 2009 the Company had $0 of cash.

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
May 31, 2010

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron has received loans totaling $50,985 for working capital from a shareholder and officer of the Company.  The loans are unsecured, non-interest bearing and due upon demand.

NOTE 3 – INCOME TAXES

For the periods ended May 31, 2010, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $93,985 at May 31, 2010, and will expire beginning in the year 2026.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2010

NOTE 3 – INCOME TAXES (continued)

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$31,955
Valuation allowance	(31,955)
Net deferred tax asset	$-

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

Results of operations for the three and nine months ended May 31, 2010 and 2009, and for the period from Inception (May 8, 2006) to May 31, 2010

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $2,000 for the three months ended May 31, 2010, compared with $2,000 for the three months ended May 31, 2009. The entire amount for each mentioned period was attributable to professional fees

We incurred a net loss in the amount of $2,000 for the three months ended May 31, 2010, compared with $2,000 for the three months ended May 31, 2009.

We incurred operating expenses in the amount of $6000 for the nine months ended May 31, 2010, compared with $6,000 for the nine months ended May 31, 2009. We incurred operating expenses in the amount of $93,985 for the period from May 8, 2006 (Inception) to May 31, 2010.  The entire amount for each mentioned period was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula and the professional fees associating with our becoming a reporting company under the Securities Exchange Act of 1934.

We incurred a net loss in the amount of $93,985 for the period from May 8, 2006 (inception) to May 31, 2010.  Our losses are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of May 31, 2010, we had total current assets of $0 cash. Our total current liabilities as of May 31, 2010 were $50,985. This amount consists of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of $50,985 as of May 31, 2010.

Operating activities used $93,985 in cash for the period from inception (May 8, 2006) to May 31, 2010. Our net loss of $93,985 for this period was the sole component of our negative operating cash flow. We primarily relied on cash from loans to fund our operations during the period ended May 31, 2010.

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

Off Balance Sheet Arrangements

As of May 31, 2010, there were no off balance sheet arrangements.

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

Item 4T.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Susanna Hilario.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2010.

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

Item 4.     Removed and Reserved

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

Atheron Inc.

Date:	July 12, 2010

By: /s/ Susanna Hilario Susanna Hilario Title: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director