Form 10-K
period 2010-08-31
NEW AMERICA ENERGY CORP.
filed 2010-12-02
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 333-138189

New America Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5614C Burbank Road SE, Calgary, Alberta	T2H 1Z4
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: 1-800-508-6149

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
none	not applicable
Securities registered under Section 12(g) of the Exchange Act:
Title of each class
none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ]       No [X]

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]   No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not available

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  2,150,000 as of November 5, 2010.

PART I

Item 1.   Business

Company Overview

We were incorporated as “Atheron, Inc.” in the State of Nevada on May 8, 2006.  We are engaged in the business of developing a technology for ethanol-methanol gasoline which is prepared from light, oil, naphtha, straight-run gasoline and key additives.

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

Since our inception, we have been attempting to raise money to complete our Product, but have not been able to secure the funds necessary to do so.  The lack of funds and the present economy have prevented that from happening.  As we have been unable to raise the capital necessary to develop and market our Product, we have recently been engaged in a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate.  Recent negotiations with what we believe is a more viable business opportunity leads us to believe that we will be revising our business plan and focus over the next quarter. Moving forward in this direction, we have changed our management, company name and recently conducted a forward stock split of our outstanding shares.  If this opportunity does not develop, however, we will continue to both seek new opportunities and look for capital to develop our Product.

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

As August 31, 2010, we have not spent any money on research and development. Much of the work in this area has been provided by Mr. Rey Supera free of charge. Our projected research and development expenses will be around $30,000 in the next 12 months. Currently, we have two employees dedicated to research and development. We believe that new and timely development of products and technologies is important to our competitive position in the market and intend to continue to invest in research and development activities.

Present stage of development
Our Chief Technology Officer and one of our directors, Mr. Rey Supera, has conducted numerous experiments of our gasoline formula. However, we have not yet completed the development of our formula.  We do not feel that our examination results are sufficient to begin producing, marketing, and selling our Product.  Our target results are listed in the table above.  We expect to complete experimentation and become commercially available at the end of 2010.

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

We intend to obtain funds to cover these costs by private equity fundraising or shareholder's loans, although we are not able to guarantee that funds will be available or on terms that are favorable to our company or at all. We hope that we will start to receive revenues by sale or license of mixed gasoline formula to petro chemical companies before the end of 2010.

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

Employees

Rick Walchuk the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

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

Item 2.   Properties

We own no real property. Our executive offices are located at 3598 Durango St. Palanan, Makati City 1235, Philippines. These facilities are provided to us at no charge by our director, Ms. Susanna Hilario, and have been since May 2006.  We may locate new facilities should be pursue a new business objective.

Item 3.   Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's shareholders during the fiscal year ended August 31, 2010.

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

Fiscal Year Ending August 31, 2010
Quarter Ended	High $	Low $
August 31, 2010	N/A	N/A
May 31, 2010	N/A	N/A
February 29, 2010	N/A	N/A
November 30, 2009	N/A	N/A

Fiscal Year Ending August 31, 2009
Quarter Ended	High $	Low $
August 31, 2009	N/A	N/A
May 31, 2009	N/A	N/A
February 28, 2009	N/A	N/A
November 30, 2008	N/A	N/A

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

Holders of Our Common Stock

As of August 31, 2010, we had 2,150,000 shares of our common stock issued and outstanding, held by thirty-two (32) shareholders of record.

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

Results of Operations for the Years Ended August 31, 2010 and 2009, and for the period from Inception until August 31, 2010

We have not earned any revenues since our inception on May 8, 2006. We do not anticipate earning revenues until such time that we have fully developed our mixed gasoline formula and are able to obtain license fees in connection with our formula. We are presently in the development stage of our business and we can provide no assurance that we will develop our formula or successfully market it.

We incurred operating expenses in the amount of $10,842 for the year ended August 31, 2010, compared with $10,000 for the year ended August 31, 2009. The entire amount for both periods was attributable to professional fees.  We have incurred total operating expenses of $98,827 from inception on May 8, 2006 through August 31, 2010. The entire $98,827 was attributable to professional fees.  We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional research phases of our mixed gasoline formula.

We incurred a net loss of $10,842 for the year ended August 31, 2010, compared with $10,000 for the year ended August 31, 2009.  We incurred a total net loss of $98,827 from inception on May 8, 2006 through August 31, 2010. Our losses for all periods are attributable to operating expenses together with a lack of any revenues.

Liquidity and Capital Resources

As of August 31, 2010, we had total current assets of $0 cash. Our total current liabilities as of August 31, 2010 were $55,827. This amount consists mainly of a loan from a shareholder and officer of the Company. The loan is non-interest bearing and is due upon demand. As a result, we had working capital deficit of ($55,827) as of August 31, 2010.

Operating activities used $97,985 in cash for the period from inception (May 8, 2006) to August 31, 2010. Our net loss of $98,827 for this period was the major component of our negative operating cash flow, offset by $842 in accrued expenses. We primarily relied on cash from the sale of our common stock and loans to fund our operations during the period ended August 31, 2010. Financing Activities generated $97,985 in cash for the period from inception (May 8, 2006) to August 31, 2010. This consisted of $43,000 in Proceeds from sales of common stock and $54,985 in Loans from a related party.

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

Off Balance Sheet Arrangements

As of August 31, 2010, there were no off balance sheet arrangements.

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2010 we had $0 of unrestricted cash.

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

Item 8.   Financial Statements and Supplementary Data

Index to Financial Statements Required by Article 8 of Regulation S-X:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of August 31, 2010 and 2009;
F-3	Statements of Operations for the years ended August 31, 2010 and August, 31 2009, and the period from inception to August 31, 2010;
F-4	Statement of Stockholders’ Equity for period from inception to August 31, 2010;
F-5	Statements of Cash Flows for the years ended August 31, 2010 and August 31, 2009, and the period from inception to August 31, 2010;
F-6	Notes to Financial Statements

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Atheron, Inc.
Makati City 1235, Philippines

We have audited the accompanying balance sheets of Atheron, Inc. (a development stage company) as of August 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the periods then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atheron, Inc. as of August 31, 2010 and 2009, and the results of their operations and their cash flows for the periods then ended and for the period from May 8, 2006 (inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
November 26, 2010

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of August 31, 2010 and August 31, 2009

	August 31, 2010	August 31, 2009

ASSETS

Current Assets
Cash and equivalents	$0	$0
Prepaid expenses	0	0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accrued expenses	$842	$0
Loan payable - related party	54,985	44,985

Total Liabilities	55,827	44,985

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 2,150,000 shares issued and outstanding	2,150	2,150
Additional paid-in capital	40,850	40,850
Deficit accumulated during the development stage	(98,827)	(87,985)
Total stockholders’ deficit	(55,827)	(44,985)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2010 and 2009
Period from May 8, 2006 (Inception) to August 31, 2010

	Year ended August 31, 2010	Year ended August 31, 2009	Period from May 8, 2006 (Inception) to August 31, 2010
Revenues	$-0-	$-0-	$-0-

General and administrative expenses:
Professional fees	10,842	10,000	98,827

Net Loss	$(10,842)	$(10,000)	$(98,827)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	2,150,000	2,150,000

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to August 31, 2010

	Common stock		Additional paid-in	Deficit accumulated during the development
	Shares	Amount	capital	stage	Total
Issuance of common stock for cash @$.001	2,150,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006	-	-	-	(43,985)	(43,985)
Balance August 31, 2006	2,150,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007	-	-	-	(25,000)	(25,000)
Balance August 31, 2007	2,150,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-	-	-	(9,000)	(9,000)
Balance August 31, 2008	2,150,000	2,150	40,850	(77,985)	(34,985)
Net loss for year ended August 31, 2009	-	-	-	(10,000)	(10,000)
Balance August 31, 2009	2,150,000	2,150	40,850	(87,985)	(44,985)
Net loss for Year ended August 31, 2010	-	-	-	(10,842)	(10,842)
Balance August 31, 2010	2,150,000	$2,150	$40,850	$(98,827)	$(55,827)

See accompanying notes to financial statements.

ATHERON INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended August 31, 2010 and 2009
 Period from May 8, 2006 (Inception) to August 31, 2010

	Year ended August 31, 2010	Year ended August 31, 2009	Period From May 8, 2006 (Inception) to August 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,842)	$(10,000)	$(98,827)
Change in non-cash working capital items
Accrued expenses	842	-0-	842
CASH FLOWS USED BY OPERATING ACTIVITIES	(10,000)	(10,000)	(97,985)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	0	0	43,000
Loan from related party	10,000	10,000	54,985
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	10,000	10,000	97,985

NET INCREASE IN CASH	-0-	-0-	-0-

Cash, beginning of period	-0-	-0-	-0-
Cash, end of period	$-0-	$-0-	$-0-

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-0-	$-0-	$-0-
Income taxes paid	$-0-	$-0-	$-0-

See accompanying notes to financial statements.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

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

Cash and Cash Equivalents

Atheron considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At August 31, 2010 and 2009 the Company had $0 of cash.

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
August 31, 2010

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

NOTE 2 – LOAN PAYABLE – RELATED PARTY

Atheron has received loans totaling $54,985 for working capital from a shareholder and former officer of the Company.  The loans are unsecured, non-interest bearing and due upon demand. The loans were forgiven on November, 2010.  See Note 5.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

NOTE 3 – INCOME TAXES

For the periods ended August 31, 2010, Atheron has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $98,827 at August 31, 2010, and will expire beginning in the year 2026.

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

2010
Deferred tax asset attributable to:
Net operating loss carryover	$33,600
Valuation allowance	(33,600)
Net deferred tax asset	$-

The annual use of the net operating losses to offset future taxable income may be limited under Internal Revenue Code Section 382 if a change in control occurs.

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

NOTE 5 – SUBSEQUENT EVENTS

On November 5, 2010, the loans owed to a related party were forgiven and were recorded as additional paid-in capital.

On November 5, 2010, the Company received written consent from Mr. Walchuk, holder of 58% of the Company’s voting securities, for a name change to “New America Energy Corp.” and a forward split of the Company’s issued and outstanding shares on a basis of 25 for 1.

ATHERON, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2010

NOTE 5 – SUBSEQUENT EVENTS (continued)

On November 15, 2010 the Company filed a certificate of amendment with the Nevada Secretary of State to change the Company’s name to New America Energy Corp. The Company expects that these changes will take effect with the State of Nevada and the OTC Bulletin Board on November 30, 2010, subject to FINRA review.

The forward split will increase the Company’s issued and outstanding common shares to 53,750,000 from the current 2,150,000. This forward split will not affect the number of the Company’s authorized common shares, which has been set at 75,000,000.

Once these corporate changes are processed, FINRA will provide the Company with a new trading symbol and the Company will announce the effectiveness of these changes.

Management has evaluated subsequent events through November 25, 2010, the date on which the financial statements were issued, and has determined it does not have any material subsequent events to disclose other than those disclosed above.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 307 and 308 of Regulation S-K during the fiscal year ending August 31, 2010.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of August 31, 2010. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our chief executive officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation under the criteria established in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of August 31, 2010.

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

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following information sets forth the name of our executive officers and directors, their ages as of August 31, 2010.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Ms. Susanna Hilario	President, Director, Treasurer (Principal Accounting Officer) and Secretary	36	May 8, 2006
Mr. Rey V. Supera	Director and Chief Technology Officer	31	May 8, 2006

On November 5, 2010, Ms. Susanna Hilario resigned as a director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer, and Mr. Rey V. Supera resigned as director and Chief Technology officer of our company.

In connection with the resignations, Mr. Rick Walchuk was appointed as our President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Treasurer, Secretary and as a director. Mr. Walchuk is now the sole member of our board of directors and also our sole officer.

Set forth below is a brief description of the background and business experience of our sole executive officer and director, as of the date of filing this annual report.

Mr. Rick Walchuk, 54, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the CEO of a startup biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as the director, President and CEO of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our directors due to his extensive background in venture capital, investor relations and corporate governance.

Directors

Our bylaws authorize no less than one (1) and more than ten (10) directors.  We currently have one director.

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

Involvement in Certain Legal Proceedings

To  the best of our knowledge, during the past ten years, none of the following  occurred  with  respect  to a present or former director, executive officer, or  employee: (1) any bankruptcy petition filed by or against any business  of which such person was a general partner or executive officer either at  the  time  of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal  proceeding  or  being subject to a pending criminal proceeding  (excluding  traffic  violations and other minor offenses); (3) being subject  to  any order, judgment or decree, not subsequently reversed, suspended or  vacated,  of  any  court  of  competent  jurisdiction,  permanently  or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in  any  type of business, securities or banking activities; and (4) being found by  a  court  of  competent  jurisdiction  (in  a  civil action), the SEC or the Commodities  Futures  Trading  Commission  to  have  violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees of the Board

Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our directors believe that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President and director, Rick Walchuk, at the address appearing on the first page of this annual report.

Code of Ethics

As of August 31, 2010, we had not adopted a Code of Ethics for Financial Executives, which would include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Item 11.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to both to our officers and to our directors for all services rendered in all capacities to us for our fiscal years ended August 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Susanna Hilario, Former President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Rey Supera, Former CTO, Director	2010 2009	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

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

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2010.

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

Director Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception through August 31, 2010.

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

We have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the year ended August 31, 2010.

Stock Option Plans

We did not have a stock option plan as of August 31, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of November 5, 2010, by (1) all persons who are beneficial owners of 5% or more of our voting securities, (2) each director, (3) each executive officer, and (4) all directors and executive officers as a group. The information regarding beneficial ownership of our common stock has been presented in accordance with the rules of the Securities and Exchange Commission. Under these rules, a person may be deemed to beneficially own any shares of capital stock as to which such person, directly or indirectly, has or shares voting power or investment power, and to beneficially own any shares of our capital stock as to which such person has the right to acquire voting or investment power within 60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person plus (ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Except as otherwise indicated, all Shares are owned directly and the percentage shown is based on 2,150,000 Shares of Common Stock issued and outstanding as of November 5, 2010.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Mr. Rick Walchuk Kolokotroni 2A, Paleo Faliro 17563,, Athens, Greece	1,250,000	58%
Total of all directors and executive officers		1,250,000	58%

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Except as follows, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

On November 5, 2010, Rick Walchuk, the sole director and officer of our company, acquired a total of 1,250,000 shares of our common stock from Susanna Hilario and Rey V. Supera, our former directors and officers, in a private transaction for an aggregate total of $50,000. The funds used for this share purchase were Mr. Walchuk’s personal funds. Mr. Walchuk’s 1,250,000 shares amount to approximately 58% of our currently issued and outstanding common stock.

As part of the sale of their shares Ms. Hilario and Mr. Supera agreed to extinguish all debts owed to them by us.

Item 14.   Principal Accounting Fees and Services

Below is the table of Audit Fees (amounts in US$) billed by our auditor in connection with the audit of the Company’s annual financial statements for the years ended:

Financial Statements for the Year Ended September 30	Audit Services	Audit Related Fees	Tax Fees	Other Fees
2010	$10,000	$0	$0	$0
2009	$10,000	$0	$0	$0

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

(b)	Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	Bylaws, as amended (1)
10.1	Release entered into by Susanna Hilario(2)
10.2	Release entered into by Susanna Hilario(2)
23.1	Consent of Silberstein Ungar, PLLC, Certified Public Accountants
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
2	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 New America Energy Corp.

By:	/s/ Rick Walchuk
Rick Walchuk President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 2, 2010

In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Rick Walchuk
Rick Walchuk President, Chief Executive Officer, Principal Executive Officer, Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer and Director
December 2, 2010