Form 10-Q
period 2010-11-30
NEW AMERICA ENERGY CORP.
filed 2011-01-13
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

333-138189
Commission File Number

New America Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5614C Burbank Road SE, Calgary, AB, Canada	T2H 1Z4
(Address of principal executive offices)	(Zip Code)

(800) 508-6149
(Registrant’s telephone number, including area code)

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

Yes [ ] No [ ]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

53,750,000 common shares outstanding as of January 10, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I - FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statement of Changes in Stockholders’ Deficit	F-3
Statements of Cash Flows	F-4
Notes to Financial Statements	F-5 to F-7

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
As of November 30, 2010 and August 31, 2010

	November 30,	August 31,
	2009 (unaudited)	2010 (derived from audited)

ASSETS

Current Assets
Cash and equivalents	$0	$0

TOTAL ASSETS	$0	$0

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$1,129	$842
Accounts payable – related parties	2,500	-
Loan payable - related party	0	54,985

Total Liabilities	3,629	55,827

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized, 53,750,000 shares issued and outstanding	53,750	2,150
Additional paid-in capital	44,235	40,850
Deficit accumulated during the development stage	(101,614)	(98,827)
Total stockholders’ deficit	(3,629)	(55,827)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$0

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended November 30, 2010 and 2009
Period from May 8, 2006 (Inception) to November 30, 2010

	Three Months Ended November 30,		Period from May 8, 2006
	2010	2009	(Inception) to November 30, 2010
Revenues	$0	$0	$0

General and administrative expenses:
Professional fees	2,787	2,000	101,614
Net Loss	$(2,787)	$2,000	$(101,614)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	53,750,000	53,750,000

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (unaudited)
Period from May 8, 2006 (Inception) to November 30, 2010

	Common stock		Additional paid-in	Deficit accumulated during the
	Shares	Amount	capital	development stage	Total
Issuance of common stock for cash @$.001	53,750,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006				(43,985)	(43,985)
Balance, August 31, 2006	53,750,000	2,150	40,850	(43,985)	(985)
Net loss for the year ended August 31, 2007			-	(25,000)	(25,000)
Balance, August 31, 2007	53,750,000	2,150	40,850	(68,985)	(25,985)
Net loss for the year ended August 31, 2008	-		-	(9,000)	(9,000)
Balance, August 31, 2008	53,750,000	2,150	40,850	(77,985)	(34,985)
Net loss for year ended August 31, 2009	-		-	(10,000)	(10,000)
Balance, August 31, 2009	53,750,000	2,150	40,850	(87,985)	(44,985)
Net loss for year ended August 31, 2010	-		-	(10,842)	(10,842)
Balance, August 31, 2010	53,750,000	2,150	40,850	(98,827)	(55,827)
Stock Split	-	51,600	(51,600)	-	-
Related parties loan forgiven	-	-	54,985	-	54,985
Net loss for the period	-	-	-	(2,787)	(2,787)
Balance, November 30, 2010	53,750,000	$53,750	$44,235	$(101,614)	$(3,629)

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended November 30, 2010 and 2009
 Period from May 8, 2006 (Inception) to November 30, 2010

			Period From
			May 8, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2010	2009	2010
Cash Flows From Operating Activities
Net loss	$(2,787)	$(2,000)	$(101,614)
Change in non-cash working capital items
Accounts payable	2,787		3,629
Cash Flows Used by Operating Activities	0	(2,000)	(97,985)

Cash Flows From Financing Activities
Proceeds from sales of common stock	0	0	43,000
Loan from related party	0	2,000	54,985
Cash Flows Provided By Financing Activities	0	2,000	97,985

Net Increase In Cash	0	0	0

Cash, beginning of period	0	0	0
Cash, end of period	$0	$0	$0

Supplemental Cash Flow Information
Interest paid
Income taxes paid	$0	$0	$0
	$0	$0	$0

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$(54,985)	$0	$(54,985)

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2010

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

New America Energy Corp (formerly “Atheron, Inc.) was incorporated in Nevada on May 8, 2006.  It is a development stage company located in Makati City 1235, Philippines. New America Energy Corp is developing technology for ethanol-methanol gasoline.  It operates out of office space owned by a director and stockholder of the Company.  The facilities are provided at no charge.  There can be no assurances that the facilities will continue to be provided at no charge in the future.

On November 5, 2010, the Company’s sole director approved a name change to New America Energy Corp. and a twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock, such that its issued and outstanding shares of common stock increased from 2,150,000 to 53,750,000. This forward split will not affect the number of the Company’s authorized common shares, which has been set at 75,000,000.

On November 16, 2010, the Nevada Secretary of State accepted for filing of a Certificate of Amendment, wherein we have effected an amendment to the Company’s Articles of Incorporation to change our name from Atheron Inc. to New America Energy.

The forward stock split and name change has become effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010 under the Company’s new symbol “NECA”. Our new CUSIP number is 641872106.

The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of May 8, 2006, the date of our inception, and in all shares and per share data in the financial statements.

Development Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies.  A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended August 31, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.  At November 30, 2010 and August 31, 2010 the Company had $0 of cash.

Fair Value of Financial Instruments

New America Energy Corp’s financial instruments consist of cash and cash equivalents and a loan payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company  received loans totaling $54,985 for working capital from a shareholder and officer of the Company.  The loans were unsecured, non-interest bearing and due upon demand.

On November 5, 2010, the loans owned to a related party were forgiven and were recorded as additional paid-in-capital.

On November 1, 2010, the Company entered into a three-years consulting agreement with the Company’s sole director. Under the terms of agreement, the consultant shall be paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the three month period ended November 30, 2010, the Company did not make any cash payments, leaving an amount of $2,500 in the balance sheets as accounts payable – related party.

NOTE 3 – LIQUIDITY AND GOING CONCERN

We have negative working capital, and incurred losses since inception, and have not yet received revenues from sales of products or services.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of New America Energy Corp to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2009

NOTE 4 – SUBSEQUENT EVENTS

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 post split common shares.

Management has evaluated subsequent events through the date on which the financial statements were submitted to the Securities and Exchange Commission and has determined it does not have any additional material subsequent events to disclose.

ITEM 2.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means New America Energy Ltd.

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

Finally, we believe our mixed gasoline formula will cost less to consumers than traditional gasoline.  We believe that our mixed gasoline formula will help alleviate the burden on the consuming public.  We plan to license our formula initially in the Philippines, and then branch off to other nations if demand grows.  The regular gas price at the pump in the Philippines is about $3 per gallon similar to that in United States, only the GDP per capita in the Philippines is only 3% of that in the United States, so an increase in gas prices has a more drastic impact in the Philippines than in the United States.  President Macapagal-Arroyo warned that rising oil prices threaten the country’s foreign exchange reserves as well as its energy supply. With these repercussions in place, we are hopeful that our lower-cost mixed gasoline formula will have a positive impact in the Filipino market.

We are a development stage company and have not generated any sales to date. We are in the initial stages of developing our formula, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity & Capital Resources

As of November 30, 2010 our cash resources were $nil, as they were on August 31, 2010.  Our total liabilities were $3,629, as compared to $55,827 as at August 31, 2010.  This significant change was as a result of all loans owed to a related party being forgiven and recorded as additional paid-in-capital, on November 5, 2010, significantly reducing our working capital deficit.  However, we did assume a three year monthly obligation of $2500 as a result of a new consulting contract commencing on November 1, 2010, which amount accrued during the current quarter, but was not paid.

As of November 30, 2010, the Company had not undertaken any material commitments for capital expenditures.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations.  There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in the commercializing of our Product, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three months ending November 30, 2010, our net loss was $2,787, with revenues of $nil.  This has not materially changed from our the same period in the prior fiscal year, where our net loss was $2,000 on revenues of $nil.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.               CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rick Walchuk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2010, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2010.

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

None

ITEM 1A.            RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.               UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.               DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.               (REMOVED AND RESERVED)

ITEM 5.               OTHER INFORMATION

None.

ITEM 6.               EXHIBITS

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	January 13, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer, Director