Form 10-Q
period 2011-02-28
NEW AMERICA ENERGY CORP.
filed 2011-04-19
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54243
Commission File Number

New America Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5614C Burbank Road SE, Calgary AB, Canada	T2H 1Z4
(Address of principal executive offices)	(Zip Code)

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

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

50,150,000 common shares outstanding as of April 5, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

.

New America Energy Corp.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-7

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	February 28, 2011	August 31, 2010

ASSETS

Current Assets
Cash and equivalents	$35,248	$-

TOTAL ASSETS	$35,248	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,392	$842
Accounts payable – related parties	1,000	-
Loan payable - related parties	-	54,985

Total Liabilities	9,392	55,827

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized
50,150,000 and 53,750,000 shares issued and outstanding at February 28, 2011 and August 31, 2010, respectively	50,150	53,750
Additional paid-in capital	467,835	(10,750)
Deficit accumulated during the exploration stage	(492,129)	(98,827)
Total stockholders’ equity (deficit)	25,856	(55,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$35,248	$-

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED FEBRUARY 28, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (MAY 8, 2006)
THROUGH FEBRUARY 28, 2011
(unaudited)

	Three Months Ended		Six Months Ended		Cumulative
	February 28,		February 28,		From
	2011	2010	2011	2010	Inception

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Option on mineral property	360,000	-	360,000	-	360,000
Professional fees	21,848	2,000	22,135	4,000	120,962
Management fees	7,500		10,000		10,000
General and administration	1,167	-	1,167	-	1,167
Total expenses	390,515	2,000	393,302	4,000	492,129

NET LOSS	$(389,515)	$(2,000)	$(393,302)	$(4,000)	$(492,129)

NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	50,492,222	53,750,000	52,130,110	53,750,000

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Six Months Ended February 28, 2011 and 2010
 Period from May 8, 2006 (Inception) to February 28, 2011

			Period From
			May 8, 2006
	Six Months Ended		(Inception) to
	February 28,		February 28,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(393,302)	$(4,000)	$(492,129)
Shares issued to acquire option on mineral property	300,000	-	360,000
Accounts payable	8,550	-	9,392
Cash Flows Used by Operating Activities	(24,752)	(4,000)	(122,737)

Cash Flows From Financing Activities
Proceeds from related parties	-	4,000	54,985
Proceeds from sales of common stock	120,000	-	163,000
Cash Flows Provided By Financing Activities	120,000	4,000	217,985

Net Increase In Cash	35,248	-	35,248
Cash, beginning of period	-	-	-
Cash, end of period	$35,248	$-	$35,248

Supplemental Cash Flow Information
Interest paid
Income taxes paid	$-	$-	$-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$(54,985)	$-	$(54,985)
Shares issued to acquire option on mineral property	300,000	-	300,000
	$245,015	-	$245,015

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

New America Energy Corp (formerly “Atheron, Inc.”) was incorporated in Nevada on May 8, 2006.  It is a development stage company located in Makati City 1235, Philippines. New America Energy Corp was initially developing a technology for ethanol-methanol gasoline. However, it did not progress the development of this technology.

On November 5, 2010, we underwent a change of control and the Company’s  newly appointed sole director and majority shareholder approved a name change to New America Energy Corp. and a twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock, such that its issued and outstanding shares of common stock increased from 2,150,000 to 53,750,000. This forward split did not affect the number of the Company’s authorized common shares, which remains at 75,000,000.

On November 16, 2010, the Nevada Secretary of State accepted for filing of the Certificate of Amendment to the Company’s Articles of Incorporation to change our name from Atheron Inc. to New America Energy Corp.

The forward stock split and name change has become effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010 under the Company’s new symbol “NECA”. Our new CUSIP number is 641872 106.

The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of May 8, 2006, the date of our inception, and in all shares and per share data in the financial statements.

On February 3, 2011 we entered into option agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to as the “Uravan Property”.

As a result of these agreements, the Company will be focused exclusively on the acquisition and development of mineral resource properties.

Exploration Stage Company

The Company is an Exploration Stage Company, as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") 915, Development Stage Entities. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its properties contain mineral reserves that are economically recoverable.

Basis of Presentation

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended August 31, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

New America Energy Corp’s financial instruments consist of cash and cash equivalents and a loan payable to a related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Mineral Property Costs

Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties.  Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to proved properties. Costs relating to options to acquire mineral rights are expensed when incurred.

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

Impairment of Mineral Properties

Unproved mineral properties are periodically assessed for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.  Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs.  Unproved properties are evaluated periodically for impairment.  Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation, which may include exploratory experience, expiration of leasehold, and management's intent regarding future development.

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

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company had received loans totaling $46,985 for working capital from a shareholder and officer of the Company.  The loans were unsecured, non-interest bearing and due upon demand.  On November 5, 2010, the loans owed to a related party were forgiven and were recorded as additional paid-in-capital.

On November 1, 2010, the Company entered into a three-year consulting agreement with the Company’s sole director. Under the terms of the agreement, the consultant shall be paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the six month period ended February 28, 2011, the Company made cash payments of $10,000 in respect to the consulting agreement.

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 post split common shares.

During the six month period ended February 28, 2011, the Company’s sole director paid $1,000 for operating expense on behalf of the Company. The Company did not make cash payments to him, leaving $1,000 on the accounts payable – related parties.

NOTE 3 – MINERAL PROPERTY RIGHTS

On February 3, 2011 we entered into property option agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to as the “Uravan Property”. Pursuant to the terms of the agreements, we agreed to provide the following payments and other consideration to the two parties:

To FLPC:

•
$10,000 on the execution of the agreement; $33,333 within 120 days of the execution of the agreement; $33,333 within 240 days of the execution of the agreement; and $33,334 within 360 days of the execution of the agreement;

•	500,000 shares of our common stock; and,
•	A 0.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

To GeoXplor:
•	$50,000 on February 28, 2011; $50,000 on May 31, 2011; $100,000 on the 1st year anniversary of the agreement;
•	$100,000 on the 2nd year anniversary of the agreement; $100,000 on the 3rd year anniversary of the agreement; and
•	$100,000 on the 4th year anniversary of the agreement;

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2011

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

To GeoXplor: (continued)

•
500,000 shares of our common stock on execution of the agreement; 250,000 shares of our common stock on or before the date one year from the date of the agreement; 250,000 shares of our common stock on or before the date two years from the date of the agreement; and 250,000 shares of our common stock on or before the date three years from the date of the agreement; and

•	A 2.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor and FLPC, the property rights would revert to FLPC who would be responsible for payments to GeoXplor.

During the six month period ended February 28, 2011, in accordance with the terms of the agreement, the Company made cash payments in the amount of $60,000, and issued 500,000 shares of common stock to FLPC and 500,000 shares of common stock to GeoXplor. The issuance of 1,000,000 shares of common stock was valued at the market value of the stock on the issuance date.

At February 28, 2011, the Company expensed the entire amount of $360,000, $60,000 paid in cash and $300,000 as the deemed value of the 500,000 shares of common stock issued,  as option costs in respect of the mineral property.  The Company is currently in the prospecting phase ,with no proven or probable reserves having yet been determined

NOTE 4 – LIQUIDITY AND GOING CONCERN

We have negative working capital,  have incurred losses since inception, and have not yet generated revenues.  As we are in the exploration stage with our recently acquired mineral claims we do not expect to generate revenues for some period of time, if ever.  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing and attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 5 – CAPITAL STOCK

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 shares of common stock.

During the six month period ended February 28, 2011, the Company issued shares of common stock as follows:

 - 400,000 shares of common stock were issued pursuant to private placements at $0.30 per common share for gross proceeds of $120,000.

 - 1,000,000 shares of common stock were issued pursuant to the mineral property assignment and acquisition agreement and mineral property option agreement. (See  Note 3 – Mineral property rights).

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010, along with the accompanying notes.  As used in this report, the terms "we", "us", "our", and the "Company" means New America Energy Corp.

Overview

We were incorporated as “Atheron, Inc.” in the State of Nevada on May 8, 2006. On November 5, 2010 we underwent a change of control and on November 15, 2010 we changed our name to New America Energy Corp., and began looking for opportunities to acquire exploration stage oil and gas or mineral properties.  On November 15, 2010 we effected a split of our issued and outstanding common shares on a 25 for 1 basis. We maintain our business offices at 5614C Burbank Road SE, Calgary, Alberta, T2H 1Z4 and our telephone number is 800-508-6149.

Previous Business

Before we went through a change of control and business focus, we were engaged in the business of developing a technology for ethanol-methanol gasoline. Since our inception, we had been attempting to raise money to complete our product, but were not been able to secure the funds necessary to do so. As we were unable to raise the capital necessary to develop our business plan, we began a search for other business opportunities of possible benefit to our shareholders.

Current Business

Shortly after changing out business focus to exploration stage properties, we identified an opportunity to acquire the Uravan Property from FLPC and GeoXplor. We entered into the agreement with the two parties on February 3, 2011 and will now undertake exploration activities on the Uravan Property.

We are an exploration stage company and have not generated any revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Material Changes in Financial Condition

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues and are currently in the prospecting phase.

As at February 28, 2011, our cash on hand was $35,248 as compared to $nil as of August 31, 2010.  Our total liabilities were $9,392, as compared to $55,872 as at August 30, 2010.  This significant change was as a result of all loans owed to a related party being forgiven and recorded as additional paid-in-capital, and a private placement in the amount of $120,000 by way of the issuance of 400,000 shares, 200,000  issued on December 23, 2010, and 200,000 issued on February 14, 2011.

On February 3, 2011 pursuant to the option of certain mineral claims (See  Note 3 – Mineral property rights) we are required to pay the following additional payments to each of FLPC and GeoXplor in accordance with the provisions of the agreements:

To FLPC:

•	$33,333 within 120 days of the execution of the agreement; $33,333 within 240 days of the execution of the agreement; and $33,334 within 360 days of the execution of the agreement;
•	A 0.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

To GeoXplor:

•	$50,000 on May 31, 2011; $100,000 on the 1st anniversary of the agreement;
•	$100,000 on the 2nd anniversary of the agreement; $100,000 on the 3rd anniversary of the agreement; and
•	$100,000 on the 4th anniversary of the agreement;
•
250,000 shares of our common stock on or before the date one year from the date of the agreement; 250,000 shares of our common stock on or before the date two years from the date of the agreement; and 250,000 shares of our common stock on or before the date three years from the date of the agreement; and

•	A 2.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

In order to meet these requirements we will be required to raise a minimum of $83,333 within the next 3 months, and $33,333 within the next 6 months, with a further $133,334 due upon the one year anniversary of the agremeents, February 3, 2012.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in our proposed exploration activities on the Uravan property, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Material Changes in Results of Operations

We have recently changed our business plan with the change in control of the Company and the option of certain mineral claims on which we intend to commence exploration activities.

Due to this change in business, we have a net loss of ($393,302) for the six month period ended February 28, 2011 as compared to a net loss of ($4,000) for the six month period ended February 28, 2010.  This loss is mainly comprised of an amount of $360,000 which the Company has recorded as an expense with respect to an option on certain mineral claims (See  Note 3 – Mineral property rights), for the comparable period in 2010 we did not have any similar expense.  We also recorded an increase in professional fees from $4,000 (2010) to $22,135 (2011) and as a result of a consulting contract with our sole director for $2,500 per month, we recorded an expense of $10,000 in management fees (2011) with no similar expense in the same period in 2010.

For the three months ending February 28, 2011, our net loss was ($389,515) with revenues of $nil.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

In their audit report relating to our financial statements for the period ended August 31, 2010, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.
We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rick Walchuk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There are no unregistered  sales of equity securities sold by the registrant during the period covered by this report that have not been previously included in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	April 19, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer, Director