Form 10-Q
period 2011-05-31
NEW AMERICA ENERGY CORP.
filed 2011-07-14
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-54243
Commission File Number

New America Energy Corp.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd, STE D#138, Las Vegas Nevada	89103
(Address of principal executive offices)	(Zip Code)

(800) 508-6149
(Registrant’s telephone number, including area code)
5614C Burbank Road SE, Calgary AB, Canada T2H 1Z4
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

50,900,000 common shares outstanding as of July 14, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(unaudited)

	May 31, 2011	August 31, 2010

ASSETS

Current Assets
Cash and equivalents	$14,741	$-

TOTAL ASSETS	$14,741	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$8,392	$842
Accounts payable – related parties	1,000	-
Loan payable - related parties	-	54,985
Investor Deposits	75,000	-

Total Liabilities	82,306	55,827

Stockholders’ Deficit
Common Stock, $.001 par value, 75,000,000 shares authorized
50,150,000 and 53,750,000 shares issued and outstanding at May 31, 2011 and August 31, 2010, respectively	50,150	53,750
Additional paid-in capital	467,835	(10,750)
Deficit accumulated during the exploration stage	(585,550)	(98,827)
Total stockholders’ equity (deficit)	(67,565)	(55,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$14,741	$-

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
THREE AND NINE MONTHS ENDED MAY 31, 2011 AND 2010,
AND CUMULATIVE FROM INCEPTION (MAY 8, 2006)
THROUGH MAY 31, 2011
(unaudited)

	Three Months Ended		Nine Months Ended		Cumulative
	May 31,		May 31,		From
	2011	2010	2011	2010	Inception

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Option mineral properties	75,000	-	435,000	-	435,000
Professional fees	9,938	2,000	32,073	6,000	130,900
Management Fees	7,500		17,500		17,500
General and administration	983	-	2,150	-	2,150
Total expenses	93,421	2,000	486,723	6,000	585,550

NET LOSS	$(93,421)	$(2,000)	$(486,723)	$(6,000)	$(585,550)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	50,150,000	53,750,000	51,462,821	53,750,000

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
 (AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Nine Months Ended May 31, 2011 and 2010
 Period from May 8, 2006 (Inception) to May 31, 2011

			Period From
			May 8, 2006
	Nine Months Ended		(Inception) to
	May 31,		May 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(486,723)	$(6,000)	$(585,550)
Shares issued to acquire option on mineral property	300,000	-	300,000
Accounts payable	6,464	-	7,306
Cash Flows Used by Operating Activities	(180,259)	(6,000)	(278,244)

Cash Flows From Financing Activities
Proceeds from related parties	-	6,000	54,985
Investor deposits	75,000	-	75,000
Proceeds from sales of common stock	120,000	-	163,000
Cash Flows Provided By Financing Activities	195,000	6,000	292,985

Net Increase In Cash	14,741	-	14,741
Cash, beginning of period	-	-	-
Cash, end of period	$14,741	$-	$14,741

Supplemental Cash Flow Information
Interest paid
Income taxes paid	$-	$-	$-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$(54,985)	$-	$(54,985)
Shares issued to acquire option on mineral property	300,000	-	300,000
	$245,015	-	$245,015

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

New America Energy Corp (formerly “Atheron, Inc.”) was incorporated in Nevada on May 8, 2006 as a development stage company, initially developing a technology for ethanol-methanol gasoline. The Company did not progress the development of this technology.

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

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the “Uravan Property”.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada.

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

NEW AMERICA ENERGY CORP.
(FORMERLY: ATHERON, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

Mineral Properties Costs

Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties.  Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to proved properties

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

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
May 31, 2011

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

On November 1, 2010, the Company entered into a three-year consulting agreement with the Company’s sole director. Under the terms of the agreement, the consultant is paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the nine month period ended May 31, 2011, the Company made cash payments of $17,500 to the consultant.

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 post-split common shares.

During the nine month period ended May 31, 2011, the Company’s sole director paid $1,000 for operating expenses on behalf of the Company.  This amount remains outstanding as at May 31, 2011 and is reflected in the financial statements under accounts payable – related parties.

NOTE 3 – MINERAL PROPERTY RIGHTS

A) Van-Ur Agreement

On February 3, 2011 we entered into and closed property acquisition agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the “Uravan Property”. Pursuant to the terms of the agreements, we agreed to provide the following payments and other consideration to the two parties:

To FLPC:

•
$10,000 on the execution of the agreement; $33,333 within 120 days of the execution of the agreement; $33,333 within 240 days of the execution of the agreement; and $33,334 within 360 days of the execution of the agreement;

•	500,000 shares of our common stock (already issued); and
•	A 0.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)
Van-Ur Agreement (continued)

To GeoXplor:

•	$50,000 on February 28, 2011; $50,000 on May 31, 2011; $100,000 on the 1st year anniversary of the agreement;
•	$100,000 on the 2nd year anniversary of the agreement; $100,000 on the 3rd year anniversary of the agreement; and
•	$100,000 on the 4th year anniversary of the agreement;
•
500,000 shares of our common stock on execution of the agreement (already issued); 250,000 shares of our common stock on or before the date one year from the date of the agreement; 250,000 shares of our common stock on or before the date two years from the date of the agreement; and 250,000 shares of our common stock on or before the date three years from the date of the agreement; and

•	A 2.5% net smelter royalty on all net revenue derived from production from the Uravan Property.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor and FLPC, the property rights would revert to FLPC who would be responsible for payments to GeoXplor.

During the nine month period ended May 31, 2011, the Company made cash payments in the amount of $10,000, and issued 500,000 shares of common stock to FLPC and  made cash payments in the amount of $50,000 and issued 500,000 shares of common stock to GeoXplor. The issuance of 1,000,000 shares of common stock was valued at the market value of the stock on the issuance date.

The payment of $33,333 due to the Company on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Van-Ur Agreement and the further option to New America were not paid as due. The parties to the agreement have verbally agreed to extend the payment due dates by 120 days and are currently reviewing the extension agreement which is expected to be executed prior to the end of July, 2011. Under the terms of the extension agreement, during the 120 extension period GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Option Agreement will be terminated the Company will not have any further rights or interest in the property.

At May 31, 2011, the Company recorded $360,000 as an impairment of mineral properties as no proven or probable reserves have yet been determined.

B) Clayton Valley Agreement

On May 31, 2011, entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. We agreed to provide the following payments and other consideration to GeoXplor:

•	$75,000 on May 31, 2011 ;
•	$100,000 on May 31, 2012;

•	$100,000 on May 31, 2013;
•	$100,000 on May 31, 2014;

•	500,000 shares of our common stock on execution of the agreement;
•	500,000 shares of our common stock on or before the date one year from the date of the agreement;

•	500,000 shares of our common stock on or before the date two years from the date of the agreement; and
•	500,000 shares of our common stock on or before the date three years from the date of the agreement; and

•	A 3.0% net smelter royalty on all net revenue derived from production from the Nye County Property.

NEW AMERICA ENERGY CORP
(FORMERLY: ATHERON, INC)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2011

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

Clayton Valley Agreement (continued)

We have also committed to a 4 year work program of no less than $1,000,000 with $100,000 to be spent in the first year, $200,000 during the second year, $300,000 during the third year and $400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights would revert to GeoXplor.

During the nine month period ended May 31, 2011, the Company made cash payments in the amount of $75,000 to GeoXplor. At May 31, 2011, the Company recorded 75,000 as an impairment of mineral properties as no proven or probable reserves have yet been determined.

NOTE 4 – LIQUIDITY AND GOING CONCERN

We have negative working capital, and have incurred losses since inception, and have not yet generated revenues.  As we are in the exploration stage with our recently acquired mineral claims we do not expect to generate revenues for some period of time, if ever..  These factors create substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 5 – INVESTOR DEPOSITS

On May 13, 2011, the Company received $75,000 from an investor as a private placement subscription for 250,00 shares of common stock at $0.30 per common share. As at May 31, 2011, the  Company had not yet issued the shares pursuant to this private placement, the $75,000 is reflected on the balance sheets as at May 31, 2011 as investor deposits.

NOTE 6 – CAPITAL STOCK

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 shares of common stock.

During the nine month period ended May 31, 2011, the Company issued shares of common stock as follows:

400,000 shares of common stock were issued pursuant to private placements at $0.30 per common share for gross proceeds of $120,000.

1,000,000 shares of common stock were issued pursuant to the mineral property assignment and acquisition agreement and mineral property option agreement. (See Note 3 – Mineral property rights - Van-Ur Agreement.).

NOTE 7 - SUBSEQUENT EVENTS

On June 4, 2011, the Company issued a total of 500,000 shares of common stock pursuant to the Clayton Valley Agreement disclosed under Note 3(b) – Mineral Property Rights above.

On June 24, 2011, the Company issued a total of 250,000 shares of common stock pursuant to the private placement disclosed under Note 5 – Investor Deposits above.

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

Overview

We were incorporated as “Atheron, Inc.” in the State of Nevada on May 8, 2006. On November 5, 2010 we underwent a change of control and on November 15, 2010 we changed our name to New America Energy Corp., and began looking for opportunities to acquire exploration stage oil and gas or mineral properties. Also on November 15, 2010 we effected a split of our issued and outstanding common shares on a 25 for 1 basis.   Our mailing address is 5614C Burbank Road SE, Calgary, Alberta, T2H 1Z4  and our telephone number is 800-508-6149.

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

Current Business

Shortly after changing out business focus to exploration stage properties, we identified an opportunity to acquire the Uravan Property from FLPC and GeoXplor. We entered into the agreement with the two parties on February 3, 2011.  Our plan was to undertake exploration on the Uravan property, however, due to our inability to raise the funds required to maintain the property payments due to the weak investor demand for Uranium we have negotiated an extension of 120 days for payments from May 31, 2011 to September 30, 2011 and will re-evaluate the prospect prior to that date to determine whether we want to proceed.  Should we determine not to pursue this prospect, we will lose all right and interest to the property.  We will not recover any cash expended or stock issued.

On May 31, 2011, entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada.  It is our intent to concentrate our exploration efforts initially on this property.

We are an exploration stage company and have not generated any revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Material Changes in Financial Condition

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Cash on hand at May 31, 2011 was $14,741 as compared to $nil as of August 31, 2010.  Our total liabilities were $82,306 of which $75,000 is related to an investor deposit for a private placement that will be converted to equity immediately upon the issuance of the shares leaving liabilities of $9,932, as compared to $55,872 as at August 30, 2010.  This significant change was as a result of all loans owed to a related party being forgiven and recorded as additional paid-in-capital, and a private placement in the amount of $120,000 by way of the issuance of 4000,000 shares, 200,000 shares issued on December 23, 2010, and 200,000 shares issued on February 14, 2011.

On February 3, 2011 pursuant to the option of certain mineral claims we entered into a contingency liability with First Liberty Power Corp. and GeoXplor in the amount of $150,000 within the next 12 months,2 payable to First Liberty and $50,000 payable to GeoXplor. Currently we have a 120 day extension on the payments in default which total $50,000 to GeoXplor as at May 31, 2011 and $33,333 to First Liberty.    We are currently evaluating the prospect to determine whether to terminate this agreement or to continue and meet the obligations.

On May 31, 2011 pursuant to the option of certain mineral claims with GeoXplor we have a contingent liability of $200,000 within the next 12 month period, of which $100,000 is by way of option payment and $100,000 is required to be spent on exploration activities.

In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it  will require a minimum of $500,000.    We do not currently have the funds and there is no assurance that the funds will be available if and when required.

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

Material Changes in Results of Operations

We have recently changed our business plan with the change in control of the Company and the option of certain mineral claims on which we intend to commence exploration activities.   We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Due to this change in business, we have a net loss of ($486,723) for the nine month period ended May 31, 2011 as compared to a net loss of ($6,000) for the nine month period ended May 31, 2010.  This loss is mainly comprised of the amount of $435,000 for impairment of our mineral claims. For the comparable period in 2010 we did not have any mineral claims.  Due to increased operations we had   an increase in professional fees from $6,000 (2010) to $32,073 (2011) and a consulting contract with our sole director for $2,500 per month resulting in an expense of $17,500 in management fees (2011) as compared to no expense for management fees (2010).

For the three months ending May 31, 2011, our net loss was ($93,421)  as compared to ( $2,000) for the three months ending May 31, 2010 with revenues of $nil.

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

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, Rick Walchuk.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2011, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2011.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2011, the Company issued a total of 500,000 shares of common stock to GeoXplor Corp. pursuant to a property acquisition agreement.

The above described shares were issued without a prospectus pursuant to Section 4(2) of the Securities Act.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

On May 13, 2011, the Company received $75,000 by way of private placement.   On June 24, 2011 the  Company issued a total of 250,000 shares of common stock at $0.30 per common share.

The 250,000 shares were subscribed for with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective May 31, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	July14, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer, Director