Form 10-K
period 2011-08-31
NEW AMERICA ENERGY CORP.
filed 2011-12-14
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54243
Commission File Number

NEW AMERICA ENERGY CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3651 Lindell Rd., Ste D#138, Las Vegas, NV	89103
(Address of principal executive offices)	(Zip Code)

(800) 508-6149
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	[X]	No	[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	[ ]	No	[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,170,000 (based on 23,900,000 shares held by non-affiliates and a February 28, 2011 closing market price of $0.30 per share) as of February 28, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

51,250,000 shares of common stock issued and outstanding as of December 8, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

ITEM 1.              BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;
•	risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;
•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in identify a viable mineral resource, and;
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," “Company,” "our" and "New America" mean New America Energy Corp., unless otherwise indicated.

Measurement & Currency

Conversion of metric units into imperial equivalents is as follows:
Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs)
grams/tonne	0.029	= ounces (troy)/ton

Cautionary Note to United States Investors

We caution U.S. investors that the Company may have materials in the public domain that may use terms that are recognized and permitted under Canadian regulations, however the U.S. Securities and Exchange Commission (“S.E.C.”) may not recognize such terms.  We have detailed below the differences in the SEC regulations as compared to the Canadian Regulations under National Instrument NI 43-101.

S.E.C. Industry Code	National Instrument 43-101 (“NI 43-101”)
Reserve:  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The United States Securities and Exchange Commission requires a final or full Feasibility Study to be completed in order to support either Proven or Probably Reserves and does not recognize other classifications of mineralized deposits.  Note that for industrial mineral properties, in addition to the Feasibility Study, “sales” contracts or actual sales may be required in order to prove the project’s commerciality and reserve status.

Mineral Reserve:  The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Reserves:  Reserves for which a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, share, depth and mineral content of reserves are well established.

Proven Mineral Reserve:  The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Reserves:  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Probable Mineral Reserve:  The economically mineable part of an indicated, and in some circumstances, a Measured Mineral Resource, demonstrated by at least a Preliminary Feasibility Study.  This study must include adequate information on mining, processing, metallurgical, and economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Corporate Information

The address of our principal executive office is 3651 Lindell Road, Ste. D#138, Las Vegas, Nevada. Our telephone number is 800-508-6149.

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol "NECA".

New America Energy Corp (formerly “Atheron, Inc.”) was incorporated in Nevada on May 8, 2006 as a development stage company, initially developing a technology for ethanol-methanol gasoline. The Company did not progress the development of this technology.

On November 5, 2010, we underwent a change of control and the Company’s newly appointed sole director and majority shareholder approved a name change to New America Energy Corp. and a twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock. This forward split did not affect the number of the Company’s authorized common shares, which remains at 75,000,000.

On November 16, 2010, the Nevada Secretary of State accepted for filing of the Certificate of Amendment to the Company’s Articles of Incorporation to change our name from Atheron Inc. to New America Energy Corp.  The forward stock split and name change became effective at the opening of trading on December 1, 2010.

At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially mineable ore deposit and therefore has not reached the development stage and is considered to be in the exploration stage.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.

On February 3, 2011, we entered into property acquisition agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the “Uravan Property”.  The option was extended to September 30, 2011, however these properties were lost subsequent to the year-end due to the failure to meet the payment requirements.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada.  Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.  We intend to concentrate on these mineral properties as our core properties.

The Company is focused exclusively on the acquisition and development of mineral resource properties.

Our exploration program will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Research and Development

We did not incur any research and development expenses during the period from May 8, 2006 (inception) to our fiscal year ended August 31, 2011.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each year. After the effectiveness of this Registration Statement we will begin filing Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K and Current Reports on Form 8-K with the Securities and Exchange Commission in order to meet our timely and continuous disclosure requirements.  We may also file additional documents with the Commission if they become necessary in the course of our company’s operations.

The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Government Regulations

Any operations at our mineral properties will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at our mining properties may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our mining properties or surrounding areas.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations.  We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

As of August 31, 2011 we did not have any employees.  Rick Walchuk, our sole director and officer spends about 20 hours per week on our operations on a consulting basis.

ITEM 1A.           RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our Common Shares. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

RISKS RELATING TO OUR COMPANY

We currently have no source of operating cash flow and we have a history of operating losses.

We have no revenues from operations, our mineral property interests are in the exploration stage and we have a history of operating losses. We will not receive revenues from operations at any time in the near future, and we have no prior year’s history of earnings or cash flow. We have incurred losses. There can be no assurance that our operations will ever generate sufficient revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or sustain profitability in any future period.

The feasibility of mineral extraction on the our mining claims has not been established; as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

We are currently a mining pre-exploration stage company. See “Item 2 Properties” of this Report for more information regarding our mining assets.

According to SEC definitions, our concessions do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to our mining concessions. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our mining concessions.

Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and development of mineral properties involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. While the discovery of an ore body may result in substantial rewards, few explored properties develop into producing mines. Substantial expenses may be incurred to locate and establish mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are: the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals, and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.

There is no certainty that the expenditures made by us towards the exploration and evaluation of mineral deposits will result in discoveries of commercial quantities of ore.

The Company may be unable to obtain the funds necessary to finalize our property option agreement.

Under the terms of our option agreement for our mining claims, we are required to expend a total of $1,000,000 on exploration and make property payments of $300,000.   $100,000 must be expended prior to May 31, 2012, with a further $200,000 to be expended by May 31, 2013, $300,000 to be expended by May 31, 2014 and the remaining $400,000 to be expended on or before May 31, 2015. Currently we do not have sufficient funds to expend the exploration funds and property payments required under the option agreement.  We have been successful in obtaining financing for operations by way of loans and financings and we currently have a financing agreement for $1,000,000 but as an exploration company it is often difficult to obtain adequate financing when required, and it is not necessarily the case that the terms of such financings will be favorable. If we fail to obtain additional financing on a timely basis, we could forfeit our mineral property interests and/or reduce or terminate operations.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which wouldadverselyaffectourbusiness.

Damage to the environment could also result from our operations. If our business is involved in one or more of these hazards, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities; (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.

The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in damage to life or property, environmental damage, and possible legal liability for any or all damages. Difficulties, such as unusual or unexpected rock formations encountered by workers but not indicated on a map, or other conditions may be encountered in the gathering of samples and information, and could delay our exploration program. Even though we are at liberty to obtain insurance against certain risks in such amounts we deem adequate, the nature of those risks is such that liabilities could exceed policy limits or be excluded from coverage. We do not currently carry insurance to protect against these risks and there is no assurance that we will obtain such insurance in the future. There are also risks against that we cannot, or may not elect to insure. The costs, which could be associated with any liabilities, not covered by insurance or in excess of insurance coverage or compliance with applicable laws and regulations may cause substantial delays and require significant capital outlays, adversely affecting our financial position, future earnings, and/or competitive positions.

The prices of metals are highly volatile and a decrease in metal prices can have a material adverse effect on our business.

The profitability of natural resource operations are directly related to the market prices of the underlying commodities. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations in the metals market from the time exploration for a mine is undertaken and the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop a minerals property at a time when the price of the underlying metals make such exploration economically feasible and, subsequently, incur losses because metal prices have decreased. Adverse fluctuations of metals market prices may force us to curtail or cease our business operations.

Mining operations generally involve a high degree of risk.

Mining operations are subject to all the hazards and risks normally encountered in the exploration, development and production of base or precious metals, including unusual and unexpected geological formations, seismic activity, rock bursts, cave-ins, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Mining operations could also experience periodic interruptions due to bad or hazardous weather conditions and other acts of God. Milling operations are subject to hazards such as equipment failure or failure of retaining dams around tailing disposal areas, which may result in environmental pollution and consequent liability.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations, and future cash flows.

We may not be able to compete with current and potential exploration companies, some of whom have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change. We may be unable to compete successfully with our existing competitors or with any new competitors. We will be competing with many exploration companies that have significantly greater personnel, financial, managerial and technical resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

We are an exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists in the property in which we have claim.

We are an exploration stage company and cannot assure you that a commercially viable deposit, or “reserve,” exists on our mineral properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors. If we fail to find commercially viable deposits, our financial condition and results of operations will be materially adversely affected.

We depend on our sole officer and director and the loss of this individual could adversely affect our business.

Our Company is completely dependent on our sole officer and director, Rick Walchuk.  We currently have no employees and the loss of this individual could significantly and adversely affect our business.  We do not carry any life insurance on the life of Mr. Walchuk.

RISKS RELATING TO AN INVESTMENT IN OUR SECURITIES

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of our common stock, at any given time, may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following: (i) price and volume fluctuations in the overall stock market from time to time; (ii) volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or leaps, or short trading positions; (iii)actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts; (iv) general economic conditions and trends; (v) loss of a major funding source; or (vi) departures of key personnel.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted and feasible, developing natural resource properties. Our mining claims are in the exploration stage only and are without proven reserves of natural resources. Accordingly, we have not generated any revenues nor have we realized a profit from our -operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of natural resources, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for Penny Stock sas suffered in recent years from patterns of fraud and abuse Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our common shares are subject to the “Penny Stock” Rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a "penny stock" to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable; they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to): (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-trading and particularly , microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCBB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. a result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.               PROPERTIES

Our executive staff offices remotely from corporate offices in Las Vegas, Nevada, which are our principal offices.  These offices provide mail, and the use of office facilities as required.    The fees for these offices are approximately $50 per month.   Our sole director and officer, Rick Walchuk provides office space where he works in his country of residence, free of charge to the Company.  Our office is located at 3651 Lindell Road, Ste. D#138, Las Vegas, Nevada. Our telephone number is 800-508-6149.

Clayton Valley Properties

 Clayton Ridge and Ralston Basin (Mud Lake)

On May 31, 2011, entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement which amended and replaced the original agreement.   The amended agreement added additional mining claims. We agreed to provide the following payments and other consideration to GeoXplor:

●	$75,000 on May 31, 2011;
●	$100,000 on May 31, 2012;
●	$100,000 on May 31, 2013;
●	$100,000 on May 31, 2014;
●	500,000 shares of our common stock on execution of the agreement;
●	250,000 shares of our common stock on execution of the amended agreement;
●	500,000 shares of our common stock on or before the date one year from the date of the agreement;
●	500,000 shares of our common stock on or before the date two years from the date of the agreement;
●	500,000 shares of our common stock on or before the date three years from the date of the agreement; and
●	A 3.0% net smelter royalty on all net revenue derived from production from the Nye County Property.

We have also committed to a 4 year work program of no less than $1,000,000 with $100,000 to be spent in the first year, $200,000 during the second year, $300,000 during the third year and $400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights would revert to GeoXplor.

During the fiscal year ended August 31, 2011, the Company made cash payments in the amount of $75,000 and issued 500,000 shares of common stock to GeoXplor.

Clayton Ridge Location and Access

The Clayton Ridge CR 1 – 15 claims are association placer claims in good standing on Bureau of Land Management land in Esmeralda County, Nevada. The Clayton Ridge mineral claims are located in the western part of Esmeralda County, Nevada, 38 miles southwest of Tonopah. The nearest town is Silver Peak, which has a population of approximately 200 and is accessible via State Highway 47.

Access to the property is via paved roads, US highway 95 from the town of Tonopah and Goldfield and direct access to the property is via secondary gravel and dirt roads. There are a few four-wheel-drive trails and tracks which turn off from that graded road and provide established paths to various parts of the claim block. Actual four wheel drive is rarely needed on those paths. The nearest rail and commercial airline service is to Las Vegas, NV approximately 190 miles to the southeast.

Water and grid-supplied electricity are available in close proximity.

4 40 000m
11 4 50 000m
11 4 60 000m
41 90
41 80 000m
41 70 000m
41 60 000m
41 50 000m
Chemetall Foote Lithium Deposit and Plant
CLAYTON
CLAYTON RIDGE
CR Placer Claims 2,400 Acres
MONTEZUMA
PALMETTO
MOUNTAINS
SILVER PEAK RANGE
Copyright (C) 2009 MyTopo

SCALE 1:200000
0
10000
20000
30000
40000
50000
FEET

History of Operations

This property is currently without known reserves and the proposed property is exploratory in nature.  There is insufficient information for a resource estimate of lithium brines on the property.

Chemetall Foote Lithium Deposit and Processing Plant
Lithium Rich Rhyolite Tuff
Lithium Rich Rhyolite Tuff
CR Basin
CLAYTON VALLEY

A reconnaissance gravity survey consisting of two lines was recently conducted over the Clayton Ridge claims by Hasbrouck Geophysics under the guidance of GeoXplor Corp. Jim Hasbrouck analyzed and interpreted the survey's data; the results indicated the presence of significant bedrock and elevation lows which clearly recommend further exploration of the property.

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Complete Bouguer Gravity

Northing (NAD27 meters)
Easting (NAD27 meters)
CLAYTON
RIDGE
mGals
0
-2
-4
-6
-8
-10
-12
-14
-16
-18
-20
-22
N
2
Line
15
Gravity Station

Hasbrouck Geophysics, Inc.

Figure 2

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Modeled Bedrock Depth

Northing (NAD27 meters)
Easting (NAD27 meters)
Bedrock Depth (meters)
0
-50
-100
-150
-200
-250
-300
-350
-400
-450
-500
-550
-600
-650
-700
-750
-800
N
2
Line
15
Gravity Station

Hasbrouck Geophysics, Inc.

Figure 3

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Modeled Bedrock Elevation

Bedrock Elevation (meters)
1900
1850
1800
1750
1700
1650
1600
1550
1500
1450
1400
1350
1300
1250
1200
1150
1100
1050
1000
950
900
Northing (NAD27 meters)
Easting (NAD27 meters)
CLAYTON
RIDGE
2 Line
15 Gravity Station

Figure 4

Hasbrouck Geophysics, Inc.

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Line 1 Gravity and Depth Profile

Gravity (mGals)
16
14
12
10
8
6
4
2
0
0
500
1000
1500
2000
2500
3000
3500
4000
• Observed
Calculated
1
2
3
4
5
6
7
8
-100
-200
-300
-400
-500
-600
-700
-800
-0.50 g/cm3
Distance along profile (meters)
West
East
× Station

Hasbrouck Geophysics, Inc.

Vertical exaggeration = 2

Figure 5

There is no history of lithium exploration on the property previous to GeoXplor Corp.

Present Condition and Plan of Exploration

On November 22, 2011, the Company determined to commence initial exploration on Clayton Ridge. The initial phase of the exploration program will consist of a complete gravity survey over the claim area to determine the depths of the basin and delineate troughs or traps that might contain economic values and concentrations of lithium brines. A total of about 125 gravity stations will be used. The gravity data will be acquired with a leased LaCoste and Romberg Model G gravity meter.

The project, including mobilization-demobilization, should take approximately 2 weeks for field completion and another 30 days for the interpretation and final report.  The Company is required to expend a total of $100,000 in exploration on or before May 31, 2012.    Planned exploration will be to undertake an exploration program to include controlled source audio magnetotellurics.  The planned exploration program costs are estimated at $101,000 and the Company intends to spend an addition $25,000 for taxes and claim staking and has allowed $15,000 as a contingency.   Anticipated exploration expenditures are included in the table below and includes project presentation, mobilization-demobilization, consulting, sub- contracting, wages, room and board, consumables, rentals, trucks, ATV’s, equipment and supplies, supervision, disbursements and administration:

Expenditure	Amount $
Project preparation	2,500
Mobilization and de-mobilization (3 men days, including travel costs	8,740
Chief Geologist/Operator	8,400
Geotechnicians (2)	14,000
Accommodations (room and board)	5,250
Vehicle and ATV rentals	3,430
Gas, Equipment rental (including shipping and insurance), field supplies	7,500
Subcontractor – Hasbrouck Geophysics	33,500
Administration and Miscellaneous Disbursements	16,248
Total	101,268

Geology
Lithium is a locatable mineral according to the Code of Federal Regulations. Lithium should be located by lode claims where it occurs in bedrock and by placer claims where it occurs in alluvium. The claims cover a conceptual target for lithium brines. The concept is consistent with generally accepted data and theories about the formation of the extensive lithium brine resources in the area.

Lithium production by Foote Minerals (now Chemetall Foote) began in 1967 from brines pumped from the Clayton Valley region, the next major valley to the west beyond Clayton Ridge and about 10 miles west of the claim group.

A preliminary reconnaissance gravity geophysical survey conducted consisting of two lines was conducted over the CR Claims in August 2011 by GeoXplor Corp. so that initial modeling of bedrock depth and elevation could be conducted.

The modeled bedrock depth and elevation results show significant bedrock and elevation lows along the two lines. These lows, are probably connected, however the bedrock depth and elevation contour maps indicate a small saddle in between the two lines which is actually an artifact of the contouring algorithm and is not real (this occurs because the stations are nominally 600 meters apart while the lines are two kilometers apart). Although the modeling of the gravity data indicates that a substantial thickness of sediments exists in the middle of the valley between Clayton Ridge to the west and the Montezuma Range to the east, additional gravity surveys will need to be conducted in the area to determine if these bedrock and elevation lows become shallower to the south and/or north such that a closed basin exists.

The claims are located in the Basin and Range physiographic region which stretches from southern Oregon and Idaho to Mexico. It is characterized by extreme elevation changes between linear, north to northeasterly trending mountains and flat intermountain valleys or basins. Volcanism began as early as the Oligocene geologic epoch about 30 million years ago and with tectonic extension reaching full stride during the Miocene epoch about 17 million years ago.

Clayton Valley-Montezuma Range is underlain by a thick body of tuffaceous sediments, ranging from upper Miocene to Pliocene in age. The volcanic sequence has been named the Esmeralda formation and consists of approximately 15,000 feet of lucustrine volcanic sediments which include poorly sorted conglomerates and sandstones, limestone, mudstones and tuffaceous units. Fossils suggest a relatively fresh environment of deposition. Two major volcanic events where recorded in the Tertiary sediments. An early Pliocene volcanic episode is represented by a single welded tuff unit with an age of 22 million years and is exposed on the northern end of the Silver Peak Range. The tuff was ejected prior to the block faulting that disturbed the drainage of the Silver Peak region and created several closed basins into which the lower part of the Esmeralda formation was deposited.

A second period of volcanic eruptions with major faulting occurred during the middle Pliocene and resulted in the deformation of the lower Esmeralda sediments creating an angular unconformity. The oldest sediments above the unconformity were assigned to the upper Esmeralda unit and have been dated at 6.9 million years. The widespread ash fall tuff that crops out around Clayton Valley and the Montezuma peak area has the same age as the upper Esmeralda sediments (6.9 million years) and has been subjected to major faulting in the form of the Clayton Ridge  as well as numerous other unnamed faults which created the present topography.

The uplift of the Sierra Nevada at the beginning of the Pleistocene caused the climate of the Basin and Range Province to become generally arid. Pluvial periods, correlative with the glacial stages in the highlands, resulted in increased runoff and formation of temporary lakes in the basins. The interpluvial periods were more arid and led to the concentration of the lake waters the remnants of which are the lithium- rich evaporites and brines.

Ralston Basin - Mud Lake Location and Access

The Mud Lake lithium project property is located nine miles southwest of Tonopah Nevada in the Ralston Valley. The Mud Lake property consists of twenty placer claims covering approximately 3200 acres in Nye County and is readily accessible year round.

History of Operations

In 1979, the U.S. Department of Energy through the U.S. Geological Survey ("USGS") conducted a regional lithium project which included sampling, gravity and seismic surveys on the property.

A reconnaissance drill Hole (ML-17) was completed by the U.S. Department of Energy in September, 1979. The drill hole is located on the northern edge of the playa off of the Mudlake claims and penetrated mostly sand, layers of clay and tuffs that terminated in sandstone at 275 feet. Lithium values of the sediments ranged from 24 ppm to 75 ppm and averaged 33.5 ppm for the 28 samples analyzed.

Present Condition and Plan of Exploration

The first phase of the exploration for the Mud Lake Basin would be the completion of a gravity survey to determine the basin sediments-basin interface and define the area with the thickest accumulation of the sediments. A reflective seismic survey would comprise the second phase of the Mud Lake exploration program.   The seismic survey will define the brine layers in the basin sediments and provide definitive drill targets.  This two phase program is anticipated to cost $250,000.   The Company does not intend to undertake exploration on  Mud Lake until after they have completed the exploration on Clayton Ridge.

Geology

The Ralston basin, which contains Mud Lake, appears to have similar geological features that provided both a source and trap for lithium brines found in Clayton Valley which is located 29 miles west from the property. Chemetall-Foote Corp's Silver Peak operation, located in Clayton Valley, is the only lithium brine producer in North America and has been in operation since 1966.

The Ralston basin drainage area covers 3189 square miles and contains centers of volcanic activity of the style that can form lithium sources for subsequent accumulation in a low point of the valley at Mud Lake. We intend to explore the property to determine if lithium evaporates and brine deposits have formed.

Mud Lake occupies a depression in the southern end of Ralston Valley. The basin is approximately 5 miles wide and 5 miles long and has a surface area of about 25 square miles. The playa is bounded by the Cactus Range and Monitor Hills to the east, Goldfields, Nevada to the south, Alkali Valley to the west, and Ralston Valley to the north.

Lithium is a locatable mineral according to the Code of Federal Regulations (Bays). Lithium should be located by lode claims where it occurs in bedrock and by placer claims where it occurs in alluvium. It should be noted that potash, which often occurs with lithium in the area, is only a leasable commodity

Lithium production by Foote Minerals (now Chemetall Foote) began in 1967 from brines pumped from Clayton Valley, the next major valley to the west beyond Clayton Ridge and about 10 miles west of the claim group.

Index of Geologic Terms

TERM	DEFINITION
alluvium	sediment deposited by flowing water, especially soil formed in river valleys and deltas from material washed down by the rive
bedrock	the solid rock beneath a layer of soil, rock fragments, or gravel
Evaporate	Refers to any of a variety of individual minerals found in the sedimentary deposit of soluble salts that results from the evaporation of water
interpluvial	comparatively dry and occurring between times of greater precipitation
Lacustrine	lakes that get filled up by the sediments brought down by the rivers and turn into plains in the course of time
magnetotellurics	is an electromagnetic geophysical method of imaging the earth's subsurface by measuring natural variations of electrical and magnetic fields at the Earth's surface.
Miocene	the epoch of geologic time, 24 million to 5 million years ago, during which the modern ocean currents were established and Antarctica became frozen
Mudstone	a grey sedimentary rock formed from mud, similar to shale but with less developed lamination
Pliocene	the epoch of geologic time, 5 million to 1.6 million years ago, during which a hominid species Homo erectus first appeared
Pluvial	a period of heavy rainfall
Sandstone	a sedimentary rock made up of particles of sand bound together with a mineral cement.
Tertiary	the period of geologic time, 65 million to 1.6 million years ago, during which mammals became dominant and modern plants evolved
tuffaceous	Rock that contains greater than 50% tuff is considered tuffaceous
unconformity	a break in the continuity of sedimentary rocks resulting from erosion or cessation of deposition
Volcanism	the processes involved in the formation of volcanoes, and in the transfer of magma and volatile material from the interior of the Earth to its surface

ITEM 3.               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.               [REMOVED AND RESERVED]

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “NECA”.Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2011 and August 31, 2010.

Quarter	High ($)	Low ($)
4th Quarter ended 8/31/2011	0.35	0.35
3rd Quarter ended 5/31/2011	0.60	0.21
2nd Quarter ended 2/28/2011	0.30	0.05
1st Quarter ended 11/30/2010	0.75	0.06

4th Quarter ended 8/31/2010	0.06	0.06
3rd Quarter ended 5/31/2010	0.00	0.00
2nd Quarter ended 2/28/2010	0.00	0.00
1st Quarter ended 11/30/2009	0.00	0.00

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of November 29, 2011, there were 28 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities:

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 6.  SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Cash on hand at August 31, 2011 was $19,992 as compared to $nil as of August 31, 2010. Our total liabilities were $12,209 as compared to $55,827 as at August 31, 2010. This significant change was as a result of all loans owed to a related party being forgiven and recorded as additional paid-in-capital, and a private placement in the amount of $120,000 by way of the issuance of 4,000,000 shares, 200,000 shares issued on December 23, 2010, and 200,000 shares issued on February 14, 2011.

On February 3, 2011 pursuant to the option of certain mineral claims we entered into a contingency liability with First Liberty Power Corp. and GeoXplor in the amount of $150,000 within the next 12 months, $10,000 payable to First Liberty and $50,000 payable to GeoXplor. On May 31, 2011 we extended the option for a further 120 days. Subsequent to the period covered by this report the Company defaulted on its payment obligations to First Liberty and GeoXplor and the option agreement terminated.   There are no further commitments required by the Company on this property.

On May 31, 2011, pursuant to the option of certain mineral claims with GeoXplor, as amended on October 27, 2011, we have a contingent liability of $200,000 within the next 12 month period, of which $100,000 is by way of option payment and $100,000 is required to be spent on exploration activities.

In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it will require a minimum of $500,000. We intend to undertake an exploration program on Clayton Ridge of approximately $100,000 and we have property taxes of $10,000 and have allowed $15,000 for additional claim staking, $15,000 for contingencies and $100,000 for property payments.   We have allocated an additional $259,000 for operations, which may include the acquisition of additional properties as well as general and administrative costs.  The Company believes it will have sufficient funding to meet its ongoing obligations for the next twelve months.  On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of  November 22, 2012.  The completion date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the completion date.

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

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

Due to this change in business, we have a net loss of ($692,217) for the fiscal year ended August 31, 2011 as compared to a net loss of ($10,842) for the fiscal year ended August 31, 2010. This loss is mainly comprised of the amount of $610,000 for impairment of our mineral claims and $3,466 for mineral license fees. For the comparable period in 2010 we did not have any mineral claims. Due to increased operations we had an increase in professional fees from $10,842 (2010) to $39,858 (2011) and a consulting contract with our sole director for $2,500 per month resulting in an expense of $25,000 in management fees (2011) as compared to no expense for management fees (2010) and we had an increase in general and administrative fees from $nil (2010) to $13,893 (2011).

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company and is not required to provide this information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

All financial information required by this Item is attached hereto below beginning on page F-1.

AUDITED FINANCIAL STATEMENTS:

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New America Energy Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of New America Energy Corp. (an exploration stage company) as of August 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 8, 2006 (inception) to August 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New America Energy Corp. as of August 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended and for the period from May 8, 2006 (inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has limited working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
December 12, 2011

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	August 31, 2011	August 31, 2010

ASSETS

Current Assets
Cash and equivalents	$19,992	$-
TOTAL ASSETS	$19,992	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$11,209	$842
Accounts payable – related parties	1,000	-
Loan payable - related parties	-	54,985
TOTAL LIABILITIES	12,209	55,827

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized
51,000,000 and 53,750,000 shares issued and outstanding at August 31, 2011 and August 31, 2010, respectively	51,000	53,750
Additional paid-in capital	747,827	(10,750)
Deficit accumulated during the exploration stage	(791,044)	(98,827)
Total stockholders’ equity (deficit)	7,783	(55,827)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,992	$-

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Years Ended August 31, 2011 and 2010
Period from May 8, 2006 (Inception) to August 31, 2011

			Period from
	Year Ended		May 8, 2006
	August 31,		(Inception) to
	2011	2010	August 31, 2011

REVENUES	$-	$-	$-

EXPENSES:
Impairment of mineral properties	610,000	-	610,000
Mineral license fees	3,466	-	3,466
Professional fees	39,858	10,842	138,685
Management Fees	25,000	-	25,000
General and administration	13,893	-	13,893
Total expenses	692,217	10,842	791,044

NET LOSS	$(692,217)	$(10,842)	$(791,044)

NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,316,027	53,750,000

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Period from May 8, 2006 (Inception) to August 31, 2011

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the
	Shares	Amount	Capital	Exploration stage	Total
Issuance of common stock for cash @ $0.001	53,750,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006				(43,985)	(43,985)
Balance, August 31, 2006	53,750,000	2,150	40,850	(43,985)	(985)
Net loss for the period ended August 31, 2007				(25,000)	(25,000)
Balance, August 31, 2007	53,750,000	2,150	40,850	(68,985)	(25,985)
Net loss for the period ended August 31, 2008				(9,000)	(9,000)
Balance, August 31, 2008	53,750,000	2,150	40,850	(77,985)	(34,985)
Net loss for the period ended August 31, 2009				(10,000)	(10,000)
Balance, August 31, 2009	53,750,000	2,150	40,850	(87,985)	(44,985)
Net loss for the period ended August 31, 2010				(10,842)	(10,842)
Balance, August 31, 2010	53,750,000	2,150	40,850	(98,827)	(55,827)
Stock split		51,600	(51,600)		-
Issuance of common stock for cash @ $0.30	750,000	750	224,250		225,000
Issuance of common stock for option mineral properties	1,500,000	1,500	473,500		475,000
Cancellation of common stock	(5,000,000)	(5,000)	5,000		-
Related party loan forgiven			54,985		54,985
Accrued expenses forgiven			842		842
Net loss for the period ended August 31, 2011				(692,217)	(692,217)
Balance, August 31, 2011	51,000,000	$51,000	$747,827	$(791,044)	$7,783

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Years Ended August 31, 2011 and 2010
Period from May 8, 2006 (Inception) to August 31, 2011

			Period from
			May 8, 2006
	Year Ended		(Inception) to
	August 31,		August 31,
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(692,217)	$(10,842)	$(791,044)
Impairment on mineral property	610,000	-	610,000
Accounts payable	12,209	842	13,051
Cash Flows Used by Operating Activities	(70,008)	(10,000)	(167,993)

Cash Flows From Investing Activities
Purchase of mineral property claims	(135,000)	-	(135,000)
Net Cash Used by Investing Activities	(135,000)	-	(135,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	10,000	54,985
Proceeds from sales of common stock	225,000	-	268,000
Cash Flows Provided By Financing Activities	225,000	10,000	322,985

Net Increase In Cash	19,992	-	19,992
Cash, beginning of period	-	-	-
Cash, end of period	$19,992	$-	$19,992

Supplemental Cash Flow Information
Interest paid
Income taxes paid	$-	$-	$-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$(54,985)	$-	$(54,985)
Accrued expense forgiven as additional paid in capital	(842)	-	(842)
Shares issued to acquire option on mineral property	475,000	-	475,000
	$419,173	-	$419,173

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

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

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.

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

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

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

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties.  Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to prove properties

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

Impairment of Mineral Properties

Unproved mineral properties are assessed at each reporting period for impairment of value, and a loss is recognized at the time of the impairment by providing an impairment allowance.  An asset would be impaired if the undiscounted cash flows were less than its carrying value.  Impairments are measured by the amount by which the carrying value exceeds its fair value.  Because the Company uses the successful efforts method, the Company assesses its properties individually for impairment, instead of on an aggregate pool of costs.  Impairment of unproved properties is based on the facts and circumstances surrounding each lease and is recognized based on management’s evaluation.  Management’s evaluation follows a two-step process where (1) recoverability of the carrying value of the asset is reviewed  to determine if there is sufficient value recoverable to support the capitalized value at the report date; and, (2) If assets fail the recoverability test, impairment testing is conducted, including the evaluation of  various criteria such as:  prior history of successful operations; production currently in place and/or future projected cash flows (if any); reserve reports or evaluations from which management can prepare  future cash flow analyses; the Company’s ability to monetize the asset(s) under evaluation; and, Management’s intent regarding future development.

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

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2011

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 – LIQUIDITY AND GOING CONCERN

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

NOTE 3 – MINERAL PROPERTY RIGHTS

A) Uravan Agreement

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

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

(A)	Uravan Agreement (continued)

Further cash  payments of $33,333 due to FLPC on June 3, 2011 and the payment of $50,000 due to GeoXplor on May 31, 2011 pursuant to the Uravan Agreement were not paid as due. The parties to the agreement extended the payment due dates for 120 days from May 31, 2011.. Under the terms of the extension agreement, during the 120 extension period, GeoXplor has the right to solicit and accept offers by other parties on the property, in which case the Uravan Agreement will be terminated and neither FLPC nor the Company will have any further rights or interest in the Uravan property.  Subsequent to fiscal year end the Company failed to make the payments required as of the extension date, the option agreement terminated and the Company lost all rights and interest in and to the Uravan claims.

B) Clayton Valley Agreement

On May 31, 2011, entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims. We agreed to provide the following payments and other consideration to GeoXplor:

●	$75,000 on May 31, 2011;
●	$100,000 on May 31, 2012;
●	$100,000 on May 31, 2013;
●	$100,000 on May 31, 2014;
●	500,000 shares of our common stock on execution of the agreement;
●	250,000 shares of our common stock on execution of the amended agreement;
●	500,000 shares of our common stock on or before the date one year from the date of the agreement;
●	500,000 shares of our common stock on or before the date two years from the date of the agreement;
●	500,000 shares of our common stock on or before the date three years from the date of the agreement; and
●	A 3.0% net smelter royalty on all net revenue derived from production from the Nye County Property.

We have also committed to a 4 year work program of no less than $1,000,000 with $100,000 to be spent in the first year, $200,000 during the second year, $300,000 during the third year and $400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights would revert to GeoXplor.

During the quarter ended May 31, 2011, the Company made cash payments in the amount of $75,000 to GeoXplor, which amount was capitalized as option costs – mineral properties. At the close of the quarter ended May 31, 2011, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

During the period ended August 31, 2011 the Company  issued 500,000 shares of common stock to GeoXplor. The issuance of 500,000 shares of common stock was valued at the market value of the stock on the issuance date, or $175,000.
On the transaction date the Company capitalized the entire amount as option costs – mineral properties. At the close of the year ended August 31, 2011, the Company evaluated the recoverability of the amounts paid for the option and determined to impair the $175,000 in full, as the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company had received loans totaling $46,985 for working capital from a shareholder and officer of the Company.  The loans were unsecured, non-interest bearing and due upon demand.  On November 5, 2010, the loans owed to a related party were forgiven and were recorded as additional paid-in-capital.

On November 1, 2010, the Company entered into a three-year consulting agreement with the Company’s sole director. Under the terms of the agreement, the consultant is paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the fiscal year ended August 31, 2011, the Company made cash payments of $25,000 to the consultant.

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 post-split common shares.

During the fiscal year ended August 31, 2011, the Company’s sole director paid $1,000 for operating expenses on behalf of the Company.  This amount remains outstanding as at August 31, 2011 and is reflected in the financial statements under accounts payable – related parties.

NOTE 5 – CAPITAL STOCK

On December 23, 2010, the Company’s sole director cancelled and returned to treasury 5,000,000 shares of common stock.

During the fiscal year period ended August 31, 2011, the Company issued shares of common stock as follows:

(1)	750,000 shares of common stock were issued pursuant to private placements at $0.30 per common share for gross proceeds of $225,000.
(2)
1,000,000 shares of common stock were issued pursuant to the mineral property assignment and acquisition agreement and mineral property option agreement. (See Note 3(a) – Mineral property rights – Van – Ur Agreement).

(3)
500,000 shares of common stock were issued pursuant to the mineral property assignment and acquisition agreement and mineral property option agreement. (See Note 3(b) – Mineral property rights – Clayton Valley Agreement).

(4)

NOTE 6 - SUBSEQUENT EVENTS

On September 30, 2011, the Company defaulted on the payments on the Uravan claims and pursuant to the terms of the agreement and the extension thereto, the option agreement terminated and the Company lost all rights and interest in and to the Uravan claims.

On October 27, 2011, the Company issued a total of 250,000 shares of common stock pursuant to the Clayton Valley Agreement disclosed under Note 3(b) – Mineral Property Rights above.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2011

NOTE 6 - SUBSEQUENT EVENTS (continued)

On November 22, 2011, the Company entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until November 22, 2012 (the “Completion Date”) in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. The Company will issue, within ten (10) Banking Days following the date of the receipt by the Company of any advance under the Financing Agreement, common shares of the Company (each a “Share”) at the Share Price. Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company’s common stock, for the five (5) Banking Days immediately preceding the date of the advance.

The Company has drawn down the amount of $100,000 as at December 1, 2011 and will issue a total of 281,294 shares of common stock of the Company at a price of $0.3555 per share.  The shares have not yet been issued.

ITEM 9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.           CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 14d-14(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations and may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial reporting reliability and financial statement preparation and presentation.  In addition, projections of any evaluation of effectiveness to future periods are subject to risk that controls become inadequate because of changes in conditions and that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of August 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.            DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Rick Walchuk	55	Director, Chief Executive Officer, President, Secretary, Chief Financial Officer and Treasurer	November 5, 2010

Rick Walchuk, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mr. Rick Walchuk, 55, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the CEO of a startup biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as the director, President and CEO of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our directors due to his extensive background in venture capital, investor relations and corporate governance.

There have been no transactions between the Company and Mr. Walchuk since the Company’s last fiscal year which would be required to be reported herein. Viosolar Inc., a company for which Mr. Walchuk acts as director, President and CEO has a class of securities registered under Section 12 of the Exchange Act.

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which a slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities that are engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

We have adopted a code of ethics that obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any

•
registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee and Charter

We do not currently have an audit committee.

Code of Ethics

We have not yet adopted a corporate code of ethics. When we do adopt a code of ethics, we will announce it via the filing of a current report on form 8-K.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our Directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2010, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Rick Walchuk	President, CEO, CFO, Secretary, Treasurer and Director	Late/1	n/a	n/a

ITEM 11.            EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended August 31, 2011 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk(1)	2011	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
Susanna Hilario	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Susanna Hilario	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)	Mr.Walchuk has been our Principal Executive and Financial Officer since November 5, 2010.

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company has a three year consulting agreement with Rick Walchuk, our sole officer and director, whereby Mr. Walchuk receives a fee of $2,500. per month for services to be rendered by the consultant.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Walchuk (1)	-0-	-0-	-0-	-0-	-0-
Susanna Hilario	-0-	-0-	-0-	-0-	-0-

(1)	Mr. Walchuk was appointed a director of the Company on November 4, 2010.

During the most recent fiscal year, no directors were provided any compensation for their role as directors.

The Company has made no arrangements for the cash remuneration of its directors, and to the extent that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf. No further remuneration has been paid to the Company’s directors for services to date, other than the stock awards granted as disclosed in the table above.

Compensation Committee

We do not currently have a compensation committee. The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer. For all other executive compensation contracts, the Principal Executive Officer negotiates and approves the contracts and compensation.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 8, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	26,250,000 shares held directly	51.2%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 8, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 51,250,000 shares of common stock outstanding as of December 8, 2011.

Security Ownership of Management

The following table shows, as of December 8, 2011, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	26,250,000 shares held directly	51.2%
	All Officers and Directors as a Group	26,250,000	51.2%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 8, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 51,250,000 shares of common stock outstanding as of December 8, 2011.

Changes in Control

There are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Other than as disclosed herein, we have not entered into any transaction since the last fiscal year nor are there any proposed transactions that exceed one percent of the average of our total assets at year end for the last three completed fiscal years in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company.

Director Independence

As of the date of this Annual Report, we have no independent directors.

The Company has developed the following categorical standards for determining the materiality of relationships that the Directors may have with the Company. A Director shall not be deemed to have a material relationship with the Company that impairs the Director's independence as a result of any of the following relationships:

1.
the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.
the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management Directors. To enable the Board to evaluate each non-management Director, in advance of the meeting at which the review occurs, each non-management Director shall provide the Board with full information regarding the Director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a Director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the Director's independence.

ITEM 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC CPAs have been our principal accountants since inception.  The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended August 31, 2011 and 2010:

Services	2011 $	2010 $
Audit fees	6,500	10,000
Audit related fees	5,500
Tax fees
Total fees	12,000	10,000

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.
Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.
Tax fees included tax planning and various taxation matters.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services.  Under these procedures, our board of directors pre-approves all services to be provided by our auditors and the estimated fees related to these services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective May 31, 2011	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	December 14, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Director (Principal Executive, Financial and Accounting Officer)