Form 10-Q
period 2011-11-30
NEW AMERICA ENERGY CORP.
filed 2011-12-27
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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
N/A
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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

51,531,294 common shares outstanding as of December 23, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

Item 1.                  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

NEW AMERICA ENERGY CORP.
(AN EXPLORATION COMPANY)
BALANCE SHEETS
As of November 30, 2011 and August 31, 2011

	November 30,	August 31,
	2011	2011
	(unaudited)

ASSETS

Current Assets
Cash and equivalents	$549	$19,992
TOTAL ASSETS	$549	$19,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$23,694	$11,209
Accounts payable – related parties	1,000	1,000
Total Liabilities	24,694	12,209

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized,51,250,000 and 51,000,000 shares issued and outstanding as at November 30, 2011 and August 31, 2011 respectively	51,250	51,000
Additional paid-in capital	822,577	747,827
Deficit accumulated during the exploration stage	(897,972)	(791,044)
Total stockholders’ equity (deficit)	(24,145)	7,783
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$549	$19,992

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
Three Months Ended November 30, 2011 and 2010
Period from May 8, 2006 (Inception) to November 30, 2011

			Period from
			May 8, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2011	2010	2011

REVENUES	$-	$-	$-

EXPENSES:
Impairment of mineral properties	75,000	-	685,000
Mineral license fees	-	-	3,466
Professional fees	11,972	-	150,668
Management fees	7,500	2,500	32,500
General and administration	12,456	287	26,338
Total expenses	106,928	2,787	897,972

NET LOSS	$(106,928)	$(2,787)	$(897,972)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTEDAVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,093,407	53,750,000

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
Three Months Ended November 30, 2011 and 2010
 Period from May 8, 2006 (Inception) to November 30, 2011

			Period from
			May 8, 2006
	Three Months Ended		(Inception) to
	November 30		November 30
	2011	2010	2011
Cash Flows From Operating Activities
Net loss	$(106,928)	$(2,787)	$(897,972)
Impairment on mineral property	75,000	-	685,000
Accounts payable	12,485	2,787	25,536
Cash Flows Used by Operating Activities	(19,443)	-	(187,436)

Cash Flows From Investing Activities
Purchase of mineral property claims	-	-	(135,000)
Net Cash Used by Investing Activities	-	-	(135,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Proceeds from sales of common stock	-	-	268,000
Cash Flows Provided By Financing Activities	-	-	322,985

Net Increase In Cash	(19,443)	-	549
Cash, beginning of period	19,992	-	-
Cash, end of period	$549	$-	$549

Supplemental Cash Flow Information
Interest paid
Income taxes paid	$-	$-	$-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$-	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued to acquire option on mineral property	75,000	-	550,000
	$75,000	-	$494,173

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011

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

The forward stock split and name change has become effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010 under the symbol “NECA”. Our CUSIP number is 641872 106.

The effect of the stock split has been recognized retroactively in the stockholders’ equity accounts as of May 8, 2006, the date of our inception, and in all shares and per share data in the financial statements.

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp. (“FLPC”), and GeoXplor Corp. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the “Uravan Property”.    The property was lost during the three month period covered by these financial statements as the Company did not pay the required option payments as they became due.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.

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
November 30, 2011

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
November 30, 2011

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

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

B) Clayton Valley Agreement (continued)

We have also committed to a 4 year work program of no less than $1,000,000 with $100,000 to be spent in the first year, $200,000 during the second year, $300,000 during the third year and $400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights would revert to GeoXplor.

During the three months period ended November 30, 2011, the Company issued 250,000 shares of common stock to GeoXplor on execution of the amended agreement. The issuance of 250,000 shares of common stock was valued at the market value of the stock on the issuance date. At November 30, 2011, the Company recorded $75,000 as an impairment of mineral properties as no proven or probable reserves have yet been determined.

On the transaction date the Company capitalized the entire amount as option costs – mineral properties. At the close of the year ended November 30, 2011, the Company evaluated the recoverability of the amounts paid for the option and determined to impair the $75,000 in full, as the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

NOTE 4 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with the Company’s sole director. Under the terms of the agreement, the consultant is paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the three month periods ended November 30, 2011, the Company made cash payments of $7,500 to the consultant.

NOTE 5 – CAPITAL STOCK

During the three months period ended November 30, 2011, the Company issued 250,000 shares of common stock pursuant to the mineral property assignment and acquisition agreement and mineral property option agreement. (See Note 3(b) – Mineral property rights – Clayton Valley Agreement).

NOTE 6 – FINANCING AGREEMENT

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

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
November 30, 2011

NOTE 7 - SUBSEQUENT EVENTS

The Company has drawn down the amount of $100,000 as at December 1, 2011 and has issued a total of 281,294 shares of common stock of the Company at a price of $0.3555 per share in respect to the financing agreement.

On December 15, 2011, the Company has drawn down an additional $50,000 and will issue a total of 147,362 shares of common stock of the Company at a price of $0.377 per share in respect to the financing agreement.  The shares have not yet been issued.

The Company has evaluated subsequent events from the date of the balance sheet to the date of this filing and determined there are no other events to be disclosed.

Item 2.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean New America Energy Corp., a Nevada corporation, unless otherwise indicated.

Overview

We were incorporated as “Atheron, Inc.” in the State of Nevada on May 8, 2006. On November 5, 2010 we underwent a change of control and on November 15, 2010 we changed our name to New America Energy Corp., and began looking for opportunities to acquire exploration stage oil and gas or mineral properties. Also on November 15, 2010 we effected a split of our issued and outstanding common shares on a 25 for 1 basis.  This forward split did not affect the number of our company’s authorized common shares, which remains at 75,000,000.  The forward stock split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010 under the symbol “NECA”. Our CUSIP number is 641872 106.  Our mailing address is 3651 Lindell Rd., Ste D#138, Las Vegas, NV 89103 and our telephone number is 800-508-6149.

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp., and GeoXplor Corp. Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the “Uravan Property”.  The property was lost during the three month period covered by these financial statements as our company did not pay the required option payments as they became due.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.

As a result of these agreements, our company will be focused exclusively on the acquisition and development of mineral resource properties.

Current Business

We are an exploration stage company and have not generated any revenues to date. We are in the initial stages of developing our mineral properties, have very limited cash resources and are in need of substantial additional capital to execute our business plan. For these and other reasons, our independent auditors have raised substantial doubt about our ability to continue as a going concern.

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital

	At November 30, 2011 ($)	At August 31, 2011 ($)	Change between August 31, 2011 and November 30 , 2011 ($)
Current Assets	549	19,992	(19,443)
Current Liabilities	24,694	12,209	12,96548
Working Capital/(Deficit)	(24,145)	7,783	(31,928)

Cash Flows

	Three Months Ended November 30, 2011 ($)	Three Months Ended November 30, 2010 ($)	Period from Inception (May 8, 2006) to November 30, 2011 ($)
Cash Flows from Operating Activities	(19,443)	Nil	(187,436)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	(135,000)
Cash Flows from Financing Activities	Nil	Nil	322,985
Net Increase (Decrease) in Cash During Period	(19,443)	Nil	549

Cash on hand at November 30, 2011 was $549 as compared to $19,992 at August 31, 2011. Our total liabilities at November 30, 2011 were $24,694 as compared to $12,209 at August 31, 2011.   The increase in payables was due to the fact that our company did not have sufficient funds during the three months ended November 30, 2011 to meet its payment obligations as they became due.

On February 3, 2011 pursuant to the option of certain mineral claims, we entered into a contingency liability with First Liberty Power Corp. and GeoXplor in the amount of $150,000, $100,000 payable to First Liberty and $50,000 payable to GeoXplor.  On May 31, 2011, we extended the option for a further 120 days. On September 30, 2011, our company defaulted on its payment obligations to First Liberty and GeoXplor and the option agreement terminated.   There are no further commitments required by our company on this property.

On May 31, 2011, pursuant to the option of certain mineral claims with GeoXplor, as amended on October 27, 2011, we have a contingent liability of $200,000 within the next 12 month period, of which $100,000 is by way of option payment and $100,000 is required to be spent on exploration activities.

In order to meet all of the current commitments and fund operations for the next twelve months our company estimates it will require a minimum of $500,000. We intend to undertake an exploration program on Clayton Ridge of approximately $100,000 and we have property taxes of $10,000 and have allowed $15,000 for additional claim staking, $15,000 for contingencies and $100,000 for property payments.   We have allocated an additional $259,000 for operations, which may include the acquisition of additional properties as well as general and administrative costs.  Our company believes it will have sufficient funding to meet its ongoing obligations for the next twelve months.  On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of November 22, 2012.  The completion date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the completion date.

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity pursuant to the financing agreement, the ability of the financier to fund our operations as we request drawdowns on the funding, our ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

Results of Operations for the Three Months Ended November 30, 2011 and 2010

Our operating results for the three month periods ended November 30, 2011 and 2010 and from inception to November 30, 2011 are summarized as follows:

	Three Month Period Ended November 30, 2011	Three Month Period Ended November 30, 2010	From Inception to November 30, 2011
Revenue	$Nil	$Nil	$Nil
Impairment of mineral properties	$75,000	$Nil	$685,000
Professional fees	$11,972	$Nil	$150,668
Management fees	$7,500	$2,500	$32,500
General and administration	$12,456	$287	$26,338
Net loss	$(106,928)	$(2,787)	$(897,972)

We have recently changed our business plan with the change in control of our company and the option of certain mineral claims on which we intend to commence exploration activities. We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Due to this change in business, we have a net loss of ($106,928) for the three month period ended November 30, 2011 as compared to a net loss of ($2,787) for the same period ended November 30, 2010. This loss is mainly comprised of the amount of $75,000 for impairment of our mineral claims. For the comparable period in 2010 we did not have any mineral claims. Due to increased operations we had an increase in professional fees from $Nil (November 30, 2010) to $11,972 (November 30, 2011) and a consulting contract with our sole director for $2,500 per month resulting in an expense of $7,500 in management fees for the three months ended November 30, 2011 as compared to $2,500 for management fees (November 30, 2010) and we had an increase in general and administrative fees from $287 (November 30, 2010) to $12,456 (November 30, 2011).  The increases in operational expenses are the result of the change in business of our company and the fact that our company is actively pursuing its business plan to commence exploration activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Item 4.                 Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes  in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.                 Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 1A.              Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

On December 22, 2011 the Company issued a total of 281,294 Regulation S restricted shares pursuant to a financing agreement between the Company and an investor whereby the Company drew down $100,000 under the terms of the agreement.

The 281,284 shares were subscribed for with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933.  The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h).  No directed selling efforts were made in the U.S. as defined in Rule 902(c).  The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person.  The following conditions were present in the offer and sale:  a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the Company that the Company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the Company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom.  No commissions or finder’s fees were paid by the Company in connection with the issuance of these shares.

Item 3.                 Defaults Upon Senior Securities

None.

Item 4.                  (Removed and Reserved)

Item 5.                 Other Information

None.

Item 6.                  Exhibits

Exhibit Number	Description
Articles of Incorporation and Bylaws
3.1	Articles of Incorporation, as amended (Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006)
3.2
Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010)

3.3	Bylaws, as amended (Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006)
(10)	Material Contracts
10.1	Release entered into by Susanna Hilario with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.2	Release entered into by Rey V. Supera with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.3	Share Cancellation Agreement between Rick Walchuk and our company dated December 23, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.4	Consulting Agreement between Rick Walchuk and our company dated January 14, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.5	Property option agreement between GeoXplor and our company dated effective May 31, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011)
10.6	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and our company (Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011)
10.7	Amended Property Purchase Agreement between GeoXplor Corp. and our company dated October 27, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011)
10.10	Form of Financing Agreement (Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011)
(31)*	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

Exhibit Number	Description
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	December 23, 2011	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)