Form 10-Q
period 2012-02-29
NEW AMERICA ENERGY CORP.
filed 2012-04-16
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

51,912,133 common shares outstanding as of April 2, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 29, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 to 13

NEW AMERICA ENERGY CORP.
(AN EXPLORATION COMPANY)
BALANCE SHEETS
As of February 29, 2012 and August 31, 2011

	February 29,	August 31,
	2012 (unaudited)	2011

ASSETS

Current Assets
Cash and equivalents	$42,263	$19,992
TOTAL ASSETS	$42,263	$19,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$4,125	$11,209
Accounts payable – related parties	3,500	1,000
Total Liabilities	7,625	12,209

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,912,133 and 51,000,000 shares issued and outstanding as at February 29, 2012 and August 31, 2011 respectively	51,912	51,000
Additional paid-in capital	1,050,715	747,827
Deficit accumulated during the exploration stage	(1,067,989)	(791,044)
Total stockholders’ equity	34,638	7,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$42,263	$19,992

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the Six Months Ended February 29, 2012 and February 28,  2011
And the Period from May 8, 2006 (Inception) to February 29, 2012

	Three Months Ended		Six Months Ended		Period from May 8, 2006
	February 29,	February 28,	February 29,	February 28,	(Inception) to
	2012	2011	2012	2011	February 29, 2012

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Impairment of mineral properties	-	360,000	75,000	360,000	685,000
Mineral license fees	-	-	-	-	3,466
Exploration expenses	104,823	-	104,823	-	104,823
Professional fees	36,044	21,848	48,016	22,135	186,712
Management fees	9,000	7,500	16,500	10,000	41,500
General and administration	20,150	1,167	32,606	1,167	46,488
Total expenses	170,017	390,515	276,945	393,302	1,067,989

NET LOSS	$(170,017)	$(390,515)	$(276,945)	$(393,302)	$(1,067,989)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,655,252	50,492,222	51,374,329	52,130,110

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended February 29, 2012 and February 28, 2011
 And the Period from May 8, 2006 (Inception) to February 29, 2012

			Period from
			May 8, 2006
	Six Months Ended		(Inception) to
	February 29,	February 28,	February 29,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(276,945)	$(393,302)	$(1,067,989)
Impairment on mineral property	75,000	360,000	685,000
Shares issuance for consulting services	28,800	-	28,800
Accounts payable	(4,584)	8,550	8,467
Cash Flows Used by Operating Activities	(177,729)	(24,752)	(345,722)

Cash Flows From Investing Activities
Purchase of mineral property claims	-	(60,000)	(135,000)
Net Cash Used by Investing Activities	-	(60,000)	(135,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Proceeds from sales of common stock	200,000	120,000	468,000
Cash Flows Provided By Financing Activities	200,000	120,000	522,985

Net Increase In Cash	22,271	35,248	42,263
Cash, beginning of period	19,992	-	-
Cash, end of period	$42,263	$35,248	$42,263

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$(54,985)	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued for consulting services	28,800	-	28,800
Shares issued to acquire option on mineral property	75,000	300,000	550,000
	$103,800	245,015	$522,973

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012

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

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp., and GeoXplor Corp. whereby we  we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah  called the Uravan Property.   On May 31, 2011, we amended the agreement to extend the payment date for an additional 120 days.  The Company did not pay the required option payments under the agreements and the property was lost on September 30, 2011.

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
February 29, 2012
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

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties and assessed quarterly for impairment of value as described belowUpon achievement of all conditions necessary for reserves to be classified as proven, associated acquisition costs which have been capitalized are reclassified to proven properties.

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
February 29, 2012

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

The ability of the Company to continue as a going concern is dependent on the Company generating cash from the sale of its common stock and/or obtaining debt financing or attaining future profitable operations.  Management’s plans include selling its equity securities and obtaining debt financing to fund its capital requirement and ongoing operations; however, there can be no assurance the Company will be successful in these efforts.

NOTE 3 – MINERAL PROPERTY RIGHTS

A) Uravan Agreement

On February 3, 2011 we entered into and closed property acquisition agreements with First Liberty Power Corp., and GeoXplor Inc. Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah which we refer to the Uravan property.  The Company failed to make the payments as required and as of September 30, 2011, the option agreement terminated and the Company lost all rights and interest in and to the Uravan property.

B) Clayton Valley Agreement

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
February 29, 2012

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

On November 9, 2011, the Company issued 250,000 shares of common stock to GeoXplor on execution of the amended agreement. The issuance of 250,000 shares of common stock was valued at the market value of the stock on the issuance date, totaling $75,000. At November 30, 2011, the Company recorded the $75,000 as an impairment of mineral properties as no proven or probable reserves have yet been determined and the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

During the six month period ended February 29, 2012, the Company paid $104,823 to GeoXplor in respect to the gravity survey on the property and recorded as this amount as an exploration expense.

NOTE 4 – COMMITMENT

On January 18, 2012, the Company entered into an agreement with Midsouth Capital Inc. (“Midsouth”), whereby Midsouth agreed to act as the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital (the “Midsouth Agreement”). Pursuant to the Midsouth Agreement, the Company agreed to: (i) issuance of 80,000 shares of the Company’s common stock; (ii) a success fee of 10% of the amount for any capital raised; (iii) 150,000 restricted shares, with piggy back registration rights, of the Company’s common stock per $1,000,000 of capital raised for a period of two years.

80,000 shares of common stock were issued on the execution date. The Company recorded the amount of $28,800 as professional fees based on the market value of the common stock on the date of execution of the Midsouth Agreement.

NOTE 5 – RELATED PARTIES TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with one of the Company’s directors. Under the terms of the agreement, the consultant is paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the six month period ended February 29, 2012, the Company made cash payments of $15,000 to the consultant.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the period ended February 29, 2012, Mr. Tsingos invoiced the Company $3,500 which included $1,500 as consulting fees and $2,000 for expenses. The Company did not make any cash payments, leaving amount of $3,500 on the balance sheets as accounts payable – related parties.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012

NOTE 6 – FINANCING AGREEMENT

On November 22, 2011, the Company entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until November 22, 2012 (the “Completion Date”) in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. The Company will issue, within ten (10) Banking Days following the date of the receipt by the Company of any advance under the Financing Agreement, common shares of the Company (each a “Share”) at the Share Price. Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company’s common stock, for the five (5) Banking Days immediately preceding the date of the advance. As of the six month period ended February 29, 2012, the Company has drawn down a total of $200,000 and issued a total of 582,133 shares of common stock to the investor.

NOTE 7 – CAPITAL STOCK

On November 9, 2011, the Company issued 250,000 shares of common stock pursuant to the mineral property assignment and acquisition agreement and the mineral property option agreement. (See Note 3(b) – Mineral property rights – Clayton Valley Agreement).

On December 1, 2011, the Company drew down$100,000 pursuant to the financing agreement described above in Note 6, and on December 22, 2011 the Company issued a total of 281,294 shares of common stock of the Company at a price of $0.3555 per share.

On December 15, 2011, the Company drew down $50,000 pursuant to the financing agreement described above in Note 6, and on February 3, 2012 the Company issued a total of 147,362 shares of common stock of the Company at a price of $0.377 per share.

On January 18, 2012, the Company issued 80,000 shares of common stock pursuant to the Midsouth Agreement. (See Note 4 – commitment).

On February 22, 2012, the Company drew down $50,000 and issued a total of 153,477 shares of common stock of the Company at a price of $0.377 per share.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 29, 2012

NOTE 8 - SUBSEQUENT EVENTS

Effective March 28, 2012, the Company entered into a debt instrument with Fairhills Capital Offshore Ltd., whereby Fairhills Capital provided us with a $200,000 loan which is due by September 28, 2012 and carries a 2% annual rate of interest.  The note was secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk.  These shares shall be held in escrow by Fairhills Capital’s counsel and will be forfeited to Fairhills if we default on the note.

Also effective March 28, 2012, we entered into a financing agreement with Fairhills Capital whereby Fairhills Capital will provide for a brokered financing arrangement of up to $3,000,000. The financing allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $3,000,000 to Fairhills Capital. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Fairhills Capital will purchase our common stock valued at a 25% discount from the weighted average price for the five (5) trading days before receives our capital request. The shares that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

Midsouth Capital Inc. will receive certain commissions for the financings with Fairhills Capital pursuant to an agreement whereby Midsouth is the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital. Dependent on the funds received from the Fairhills financings, Midsouth will receive certain compensation (See Note 4 – Commitments).

In connection with the financing agreement, we also entered into a registration rights agreement dated March 28, 2012, whereby we agreed to file a Registration Statement on Form S-1 with the Securities and Exchange Commission within twenty-one (21) days of the date of the registration rights agreement and to have the Registration Statement declared effective by the Securities and Exchange Commission within one hundred and twenty (120) calendar days from March 28, 2012.

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" “company” and "our company" mean New America Energy Corp., a Nevada corporation, unless otherwise indicated.

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

As a result of these agreements, our company is focused exclusively on the acquisition and development of mineral resource properties.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital

	February 29, 2012 ($)	August 31, 2011 ($)	Change between August 31, 2011 and February 29, 2012 ($)
Current Assets	42,263	19,992	22,271
Current Liabilities	7,625	12,209	(4,584)
Working Capital/(Deficit)	34,638	7,783	26,855

Cash Flows

	Six Months Ended February 29, 2012 ($)	Six Months Ended February 28, 2011 ($)	Period from Inception (May 8, 2006) to February 29, 2012 ($)
Cash Flows from Operating Activities	(177,729)	(24,752)	(333,237)
Cash Flows provided by/(used in) Investing Activities	Nil	(60,000)	(135,000)
Cash Flows from Financing Activities	200,000	120,000	522,985
Net Increase (Decrease) in Cash During Period	22,271	35,248	42,263

Cash on hand at February 29, 2012 was $42,263 as compared to $19,992 at August 31, 2011. Our total liabilities at February 29, 2012 were $7,625 as compared to $12,209 at August 31, 2011.   The decrease in payables was due to the fact that our company received sufficient funds during the six months ended February 29, 2012 to meet its payment obligations as they became due.

Pursuant to the option of certain mineral claims with GeoXplor entered into on May 31, 2011, as amended on October 27, 2011, we have a contingent liability of $300,000 to be expended on or before May 31, 2013, of which $100,000 is by way of option payment and $200,000 is required to be spent on exploration activities.   We had satisfied our prior commitment to pay $75,000 on May 31, 2011 and expend $100,000 on exploration activities in year one.    Our next obligation is to pay $100,000 to GeoXplor on May 31, 2012 and to expend $200,000 in exploration activities on or before May 31, 2013.

We intend to expend a total of $325,000 on Clayton Ridge property by way of  an exploration program on Clayton Ridge of approximately $200,000 , $100,000 for property payments, and additional costs for staking and property taxes in the amount of $25,000.

In order to meet all of the current commitments and fund operations for the next twelve months, assuming we undertake exploration activities prior to May 31, 2013,  our company estimates it will require a minimum of $750,000.

We  have allocated our cash requirements for the next twelve months as follows:

•	$100,000 for property payment on Clayton Ridge;

•	$25,000 for staking and property taxes on Clayton Ridge;

•	$200,000 for exploration on the Clayton Ridge claims;

•	$200,000 repayment of certain loans;

•	$20,000 for finders fees;

•	$205,000 for working capital.

Total requirements are estimated to be $750,000 of which we have received $200,000 by way of a loan finalized on March 28, 2012, therefore we need to raise an additional $550,000 to meet our planned commitments.

On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of November 22, 2012.  The completion date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the completion date. During the six month period ended February 29, 2012, the Company has drawn down $200,000 against the financing agreement.

Effective March 28, 2012, we entered into a debt instrument with Fairhills Capital Offshore Ltd., whereby Fairhills Capital provided us with a $200,000 loan which is due by September 28, 2012 and carries a 2% annual rate of interest.  The note was secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk.  These shares shall be held in escrow by Fairhills Capital’s counsel and will be forfeited to Fairhills if we default on the note.  We intend to use these funds to pay the $100,000 due on May 31, 2012 and for working capital.   We will still be required to raise additional funds in order to meet our commitments and for working capital, including the commitment to repay the $200,000 under this loan.

Also effective March 28, 2012, we entered into a financing agreement with Fairhills Capital whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $3,000,000. The financing allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $3,000,000 to Fairhills Capital. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Fairhills Capital will purchase our common stock valued at a 25% discount from the weighted average price for the five (5) trading days before receives our capital request. The shares that we sell to Fairhills Capital must be registered stock, among other conditions of investment.

There can be no assurance that we will raise any additional funds under the Fairhills agreement or that funds pursuant to the financing agreement entered into on November 22, 2011 will be readily available.

Should we be unable to raise additional capital before September 28, 2012, the loan with Fairhills will be come due and could be placed in default, in which case the pledged shares could be forfeited to Fairhills.   Should this occur the price of our shares may be affected and it may be difficult to raise additional capital.

While we believe we have sufficient funding to meet our next twelve month obligations, our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity pursuant to the financing agreement, the ability of the financier to fund our operations as we request drawdowns on the funding, our ability to borrow funds, the ability of Fairhills to raise funds under the financing arrangement by the sale of additional equity and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three and six month periods ended February 29, 2012 as compared to the three and six month periods ended February 28, 2011:

Our operating results for the six and three month periods ended February 29, 2012 and February 28, 2011 and from inception to February 29, 2012 are summarized as follows:

	For the three months ended		For the six months ended		From Inception
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-
Impairment of mineral properties	$-	$360,000	$75,000	$360,000	$685,000
Exploration expenses	$104,823	$-	$104,823	$-	$104,823
Mineral license fee	$-	$-	$ -l	$-	$3,466
Professional fees	$36,044	$21,848	$48,016	$22,135	$186,712
Management fees	$9,000	$7,500	$16,500	$10,000	$41,500
General and administration	$20,150	$1,167	$32,606	$1,167	$46,488
Net loss	$(170,017)	$(390,515)	$(276,945)	$(393,302)	$(1,067,989)

Revenues

We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Operating Expenses

For the three months ended February 29, 2012 and February 28, 2011, we incurred $170,017 and $390,515, respectively, in total operating expenses, a period-to-period decrease of $220,498, which was mainly due to the amount of $360,000 for impairment of mineral properties for the three months ended February 28, 2011 ($nil during the three months ended February 29, 2012 as offset by $104,823 increase in exploration expenses, $14,196 increase in professional fees and an $18,893 increase in general and administration expenses, all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

For the six months ended February 29, 2012 and February 28, 2011, we incurred $276,945 and $393,302, respectively, in total operating expenses, a period-to-period decrease of $116,357. The decrease in total expense is primarily a result of the decrease of $285,000 on impairment of mineral properties from $360,000 to $75,000, which is offset by an increase of $104,823 on exploration expenses from $Nil to $104,823, an increase of $25,881 in professional fees and $31,439 in general and administration expenses, all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

Management fees for the three months ended February 29, 2012 increased by $1,500 to $9,000 compared to management fees for the comparable three months ended February 28,  2011 of $7,500.  This increase is due to the Company’s increase in operations by the appointment of a new officer and director who is investigating other mining prospects.

Professional fees for the three months ended February 29, 2012 increased by $14,196 to $36,044 as compared to $21,848 for the three months ended February 28, 2011 and increased by $25,881 to $48,016 for the six months ended February 29, 2012 as compared to $22,135 for the six months ended February 28, 2011. The increase is result of legal and professional fees related to services provided with respect to the financing agreement.

Net Loss

Our net loss for the three and six months ended February 29, 2012 was ($170,017) and $(276.945), respectively, as compared to a net loss of $(390,515) and $(393,302), respectively, for the comparable three month and six month periods ended February 28, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On  February 3, 2012, we issued a total of 147,362 shares of common stock of the Company at a price of $0.377 per share and on February 22, 2012, we issued a further 153,477 shares of common stock of the Company at a price of $0.377 per share to a non-U.S. investor pursuant to a financing agreement between the Company and Ebony Rose Ltd., whereby the Company drew down a total of $100,00, $50,000 on December 15, 2011 and $50,000 on February 22, 2012.

The shares were subscribed for with the exemption from the registration requirements found in Regulation S promulgated by the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933. The offer and sale to the purchaser was made in an offshore transaction as defined by Rule 902(h). No directed selling efforts were made in the U.S. as defined in Rule 902(c). The offer and sale to the purchaser was not made to a U.S. person or for the account or benefit of a U.S. person. The following conditions were present in the offer and sale: a) The purchaser of the securities certified that it is not a U.S. person and did not acquire the shares for the account or benefit of any U.S. person; b) The purchaser has agreed to resell the securities only in compliance with Regulation S pursuant to a registration under the Securities Act, or pursuant to an applicable exemption from registration; and has agreed not to engage in hedging transactions with regard to the securities unless in compliance with the Securities Act; c) The purchaser has acknowledged and agreed with the company that the company shall refuse registration of any transfer of the securities unless made in accordance with Regulation S, pursuant to a registration statement under the Securities Act, or pursuant to an applicable exemption from registration and; d) The purchaser has represented that it is acquiring the shares for its own account, for investment purposes only and not with a view to any resale, distribution or other disposition of the shares in violation of the United States federal securities laws. Neither the company nor any person acting on its behalf offered or sold these securities by any form of general solicitation or general advertising. The shares sold are restricted securities and the certificates representing these shares have been affixed with a standard restrictive legend, which states that the securities cannot be sold without registration under the Securities Act of 1933 or an exemption therefrom. No commissions or finder’s fees were paid by the company in connection with the issuance of these shares.

On January 18, 2012, we issued 80,000 shares of common stock to Midsouth Capital Inc. pursuant a finders fee agreement between the company and Midsouth Capital Inc.

The company claims an exemption from the registration requirements of the Securities Act of 1933, as amended,  for the issuance of shares to Midsouth Capital Inc. pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction does not involve a public offering, the purchasers are “accredited investors” and/or qualified institutional buyers, the purchasers have access to information about the company and its purchase, the purchasers will take the securities for investment and not resale.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

On April 2, 2012, the Company filed a Form 8-K in regard to a certain financing agreement between the Company and Fairhills Capital entered into effective March 28, 2012.   The Company omitted disclosure regarding a broker involved in the financing and wishes to supplement the information provided in the Form 8-K to advise that the financing agreement was a brokered agreement.

Midsouth Capital Inc. who brokered the agreement with Fairhills Capital will receive certain commissions for the financings with Fairhills Capital pursuant to an agreement whereby Midsouth is the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital. Pursuant to the Midsouth Agreement, the Company agreed to: (i) issuance of 80,000 shares of the Company’s common stock; (ii) a success fee of 10% of the amount for any capital raised; (iii) 150,000 restricted shares, with piggy back registration rights, of the Company’s common stock per $1,000,000 of capital raised for a period of two years

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

3.3	Bylaws, as amended (Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006)
(10)	Material Contracts
10.1	Release entered into by Susanna Hilario with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.2	Release entered into by Rey V. Supera with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.3	Share Cancellation Agreement between Rick Walchuk and our company dated December 23, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.4	Consulting Agreement between Rick Walchuk and our company dated January 14, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.5	Property option agreement between GeoXplor and our company dated effective May 31, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011)
10.6	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and our company (Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011)
10.7	Amended Property Purchase Agreement between GeoXplor Corp. and our company dated October 27, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011)
10.8	Form of Financing Agreement (Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011)
10.9	Investment Agreement (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.10	Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.11	2% Secured Note dated March 28, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
(32)	Section 1350 Certifications
32.1	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEW AMERICA ENERGY CORP.

Date:	April 16, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)