Form 10-Q
period 2012-05-31
NEW AMERICA ENERGY CORP.
filed 2012-07-16
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

52,692,133 common shares outstanding as of July 10, 2012
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2012.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2011.

Page
Unaudited Financial Statements
Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 to 13

NEW AMERICA ENERGY CORP.
(AN EXPLORATION COMPANY)
BALANCE SHEETS
As of May 31, 2012 and August 31, 2011

	May 31,	August 31,
	2012 (unaudited)	2011

ASSETS

Current Assets
Cash and cash equivalents	$170,237	$19,992
TOTAL ASSETS	$170,237	$19,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$5,662	$11,209
Accounts payable – related parties	-	1,000
Short term loan	200,000	-
Total Liabilities	205,662	12,209

Stockholders’ Equity
Common Stock, $.001 par value, 75,000,000 shares authorized, 51,942,133 and 51,000,000 shares issued and outstanding as at May 31, 2012 and August 31, 2011 respectively	51,942	51,000
Additional paid-in capital	1,053,985	747,827
Deficit accumulated during the exploration stage	(1,141,352)	(791,044)
Total stockholders’ equity (deficit)	(35,425)	7,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$170,237	$19,992

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the Three and Nine Months Ended May 31, 2012 and 2011
And the Period from May 8, 2006 (Inception) to May 31, 2012

					Period from
					May 8, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	May 31,		May 31,		May 31,
	2012	2011	2012	2011	2012
REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Impairment of mineral properties	-	75,000	75,000	435,000	685,000
Mineral license fees	-	-	-	-	3,466
Exploration expenses	-	-	104,823	-	104,823
Professional fees	18,653	9,938	66,669	32,073	205,365
Management fees	12,000	7,500	28,500	17,500	53,500
General and administration	22,010	983	54,616	2,150	68,498
Total operating expenses	52,663	93,421	329,608	486,723	1,120,652

Loss from operations	(52,663)	(93,421)	(329,608)	(486,723)	(1,120,652)
Interest expenses	(20,700)	-	(20,700)	-	(20,700)
NET LOSS	$(73,363)	$(93,421)	$(350,308)	$(486,723)	$(1,141,352)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,923,872	50,150,000	51,558,847	51,462,821

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended May 31, 2012 and 2011
 And the Period from May 8, 2006 (Inception) to May 31, 2012

			Period from
			May 8, 2006
	Nine Months Ended		(Inception) to
	May 31,		February 29,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(350,308)	$(486,723)	$(1,141,352)
Impairment on mineral property	75,000	435,000	685,000
Shares issued for consulting services	32,100	-	32,100
Accrued interest	700	-	700
Accounts payable	(7,247)	6,464	5,804
Cash Flows Used by Operating Activities	(249,755)	(45,259)	(417,748)

Cash Flows From Investing Activities
Purchase of mineral property claims	-	(135,000)	(135,000)
Net Cash Used by Investing Activities	-	(135,000)	(135,000)

Cash Flows From Financing Activities
Short term loan	200,000	-	200,000
Proceeds from related parties	-	-	54,985
Proceeds from sales of common stock	200,000	195,000	468,000
Cash Flows Provided By Financing Activities	400,000	195,000	722,985

Net Increase In Cash	150,245	14,741	170,237
Cash, beginning of period	19,992	-	-
Cash, end of period	$170,237	$14,741	$170,237

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$(54,985)	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued for consulting services	32,100	-	32,100
Shares issued to acquire option on mineral property	75,000	300,000	550,000
	$107,100	245,015	$526,273

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

New America Energy Corp. (formerly “Atheron, Inc.”) was incorporated in Nevada on May 8, 2006 as a development stage company, initially developing a technology for ethanol-methanol gasoline. The Company did not progress the development of this technology.

On November 5, 2010, we underwent a change of control and the Company’s newly appointed sole director and majority shareholder approved a name change to New America Energy Corp. and a twenty-five (25) new for one (1) old forward stock split of the Company’s issued and outstanding shares of common stock, such that its issued and outstanding shares of common stock increased from 2,150,000 to 53,750,000. This forward split did not affect the number of the Company’s authorized common shares, which as of the date of these financial statements remains at 75,000,000.

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

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp., and GeoXplor Corp. whereby we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah called the Uravan Property.   On May 31, 2011, we amended the agreement to extend the payment date for an additional 120 days.  The Company did not pay the required option payments under the agreements and the property was lost on September 30, 2011.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.

As a result of these agreements, the Company is focused exclusively on the acquisition and development of mineral resource properties.

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
May 31, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents and short term loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Mineral Property Costs

Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties and assessed quarterly for impairment of value as described below.  Upon achievement of all conditions necessary for reserves to be classified as proven, associated acquisition costs which have been capitalized are reclassified to proven properties.

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
May 31, 2012

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

B) Clayton Valley Agreement
On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement; we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement which amended and replaced the original agreement. Subsequently on June 20, 2012, we entered into an amended property acquisition agreement which amended and replaced the May 31, 2011 agreement and the October 27, 2011 agreement. Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares:

●	$75,000 on May 31, 2011; (paid)
●	$25,000 on June 22, 2012; (paid)
●	$25,000 on March 4, 2013;
●	$150,000 on May 31, 2013;
●	$100,000 on May 31, 2014;
●	500,000 shares of our common stock on execution of the agreement; (previously issued)
●	250,000 shares of our common stock on execution of the amended agreement; (previously issued)
●	750,000 shares of our common stock on or before June 22, 2012 (issued);
●	500,000 shares of our common stock on or before the date two years from the Effective Date of the Original Agreement;
●	500,000 shares of our common stock on or before the date three years from the Effective Date of the Original Agreement; and
●	A 3.0% net value royalty on production of Lithium and other minerals from the Property measured by 3% of the gross proceeds less costs associated with production from the Property.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

B)Clayton Valley Agreement (continued)

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

During the nine month period ended May 31, 2012, the Company paid $104,823 to GeoXplor in respect to the gravity survey on the property and recorded as this amount as an exploration expense.

NOTE 4 – COMMITMENT

On January 18, 2012, the Company entered into an agreement with Midsouth Capital Inc. (“Midsouth”), whereby Midsouth was to seek financing for the Company.  Midsouth introduced the Company to Fairhills Capital. Midsouth will receive certain commissions for the financings with Fairhills Capital pursuant to an agreement whereby Midsouth is the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital.  Pursuant to the Midsouth Agreement, the Company agreed to: (i) issuance of 80,000 shares of the Company’s common stock; (ii) a success fee of 10% of the amount for any capital raised; (iii) 150,000 restricted shares, with piggy back registration rights, of the Company’s common stock per $1,000,000 of capital raised for a period of two years.

Pursuant to our agreement with MidSouth we have issued Midsouth 80,000 shares of our common stock, and paid them a stock fee of 30,000 additional shares of our common stock and a cash fee of $20,000 based on 10% of the initial $200,000 funded by Fairhills.

The Company recorded the amount of $23,423 as professional fees based on the market value of the common stock on the date of execution of the Midsouth Agreement. The amount of $20,000 was recorded as interest expense due to financing costs.

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with one of the Company’s directors. Under the terms of the agreement, the consultant is paid $2,500 a month, payable on the 1st of each month, pursuant to the services to be rendered by the consultant.  During the nine month period ended May 31, 2012, the Company made cash payments of $22,500 to the consultant.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the period ended May 31, 2012, Mr. Tsingos invoiced the Company $8,000 which included $6,000 as management fees and $2,000 for expenses. The Company made cash payments to pay these amounts in full.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012

NOTE 6 – FINANCING AGREEMENT

1.
On November 22, 2011, the Company entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until November 22, 2012 (the “Completion Date”) in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. The Company will issue, within ten (10) Banking Days following the date of the receipt by the Company of any advance under the Financing Agreement, common shares of the Company (each a “Share”) at the Share Price. Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company’s common stock, for the five (5) Banking Days immediately preceding the date of the advance. As of the nine month period ended May 31, 2012, the Company has drawn down a total of $200,000 and issued a total of 582,133 shares of common stock to the investor.

2.
On March 28, 2012 we entered into an investment agreement (the “Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”). Pursuant to the terms of the Investment Agreement, Fairhills has committed to purchase up to Three Million Dollars ($3,000,000) of our common stock over a period of up to thirty-six (36) months.

On May 1, 2012, we entered into an amendment to the Investment Agreement (the “Amendment”). Pursuant to the Amendment, the purchase price of the shares shall be equal to a discount of Twenty-Five percent (25%) percent from the lowest volume weighted average price during the ten (10) trading days immediately prior to receipt by Fairhills of a put notice (as defined in the Investment Agreement. In connection with the Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Fairhills. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering Eighteen Million (18,000,000) shares of the common stock underlying the Investment Agreement within 21 days after the closing of the Investment Agreement. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the Investment Agreement and maintain the effectiveness of such registration statement until termination in accordance with the Investment Agreement.

At an assumed purchase price under the Investment Agreement of $0.04595 (equal to 75% of the closing price of our common stock of $0.0612on May 25, 2012), we will be able to receive up to $436,525in gross proceeds, assuming the sale of the entire 9,500,000 Shares being registered hereunder pursuant to the Investment Agreement. At an assumed purchase price of $0.04595 under the Investment Agreement, we would be required to register 55,788,357 additional shares to obtain the balance of $2,563,475 under the Investment Agreement. We are currently authorized to issue 75,000,000 shares of our common stock; however our management intends to request that our shareholders approve an increase in our authorized capital stock. Fairhills has agreed to refrain from holding an amount of shares which would result in Fairhills from owning more than 4.99% of the then-outstanding shares of our common stock at any one time.

At the time the transaction was negotiated between the parties. The price of the stock was substantially higher than the current trading price and based upon same we believed that we would be able to receive the full amount of the financing. However since such time the market value of our common stock has decreased and we do not believe that we will receive the full amount under the Investment Agreement unless there is an increase in the price of our common stock.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2012

NOTE 6 – FINANCING AGREEMENT (continued)

On March 28, 2012, we entered into a debt instrument (the “Loan”) with Fairhills whereby Fairhills Capital provided us with a $200,000 loan which is due by September 28, 2012 and carries a 2% annual rate of interest. The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills financing to repay this note. The note was secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk. These shares shall be held in escrow by Fairhills Capital’s counsel and will be forfeited to Fairhills if we default on the note.

The Company paid $20,000 in financing fees in respect to the funds advanced by Fairhills (see Note 4 - Commitment).

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

On April 25, 2012, the Company issued 30,000 shares of common stock pursuant to the Midsouth Agreement. (See Note 4 – commitment).

NOTE 8 - SUBSEQUENT EVENTS

On June 20, 2012, the Company paid $25,000 in cash and on June 22, 2012 the Company issued 750,000 shares of common stock of the Company to GeoXplor pursuant to the amended purchase agreement. (See Note 3(b) – Mineral property rights – Clayton Valley Agreement).

On July 5, 2012, we entered into a second amendment of the investment agreement with Fairhills Capital solely to change the wording of Section 7.7 of the  Investment Agreement: to read  “unless the SEC's concerns have been addressed and Investor is reasonably satisfied that the SEC no longer is considering or intends to take such action”.  The amendment did not have any other implications to the agreement with Fairhills Capital described above under Note 6(2) – Financing Agreement.

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

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims. On June 20, 2012, we entered into an amended purchase agreement whereby we agreed to further amend and entirely replace the Amended Agreement with the new agreement, which modifies the consideration provided to GeoXplor by us for the Original and New Claims.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital

	May 31, 2012 ($)	August 31, 2011 ($)	Change between August 31, 2011 and May 31, 2012 ($)
Current Assets	170,237	19,992	150,245
Current Liabilities	205,662	12,209	193,453
Working Capital/(Deficit)	(35,425)	7,783	(43,208)

Cash Flows

	Nine Months Ended May 31, 2012 ($)	Nine Months Ended May 31, 2011 ($)	Period from Inception (May 8, 2006) to May 31, 2012 ($)
Cash Flows from Operating Activities	(249,755)	(45,259)	(417,748)
Cash Flows provided by/(used in) Investing Activities	Nil	(135,000)	(135,000)
Cash Flows from Financing Activities	400,000	195,000	722,985
Net Increase (Decrease) in Cash During Period	150,245	14,741	170,237

Cash on hand at May 31, 2012 was $170,237 as compared to $19,992 at August 31, 2011. Our total liabilities at May 31, 2012 were $205,662 as compared to $12,209 at August 31, 2011.  The increase in total liabilities was due to a loan undertaken by the Company for operating capital during the nine months ended May 31, 2012.

Pursuant to the option of certain mineral claims with GeoXplor entered into on May 31, 2011, which was amended on October 27, 2011 and subsequently was amended on June 20, 2012, we have a contingent liability of $300,000 to be expended on or before May 31, 2014, of which $100,000 is by way of option payment and $200,000 is required to be spent on exploration activities.   We had satisfied our prior commitment to pay $75,000 on May 31, 2011 and expend $100,000 on exploration activities in year one. Our obligation to pay $25,000 to GeoXplor has been met and we are required to expend $175,000 in exploration activities on or before May 31, 2013.

We intend to expend a total of $200,000 on Clayton Ridge property by way of an exploration program on Clayton Ridge of approximately $200,000 and undertake additional costs for staking and property taxes in the amount of $25,000.

In order to meet all of the current commitments and fund operations for the next twelve months, assuming we undertake exploration activities prior to May 31, 2013, and our company estimates it will require a minimum of $650,000.

We have allocated our cash requirements for the next twelve months as follows:

•	$25,000 for staking and property taxes on Clayton Ridge;

•	$200,000 for exploration on the Clayton Ridge claims;

•	$200,000 repayment of certain loans;

•	$225,000 for working capital.

Total requirements are estimated to be $650,000 of which we have received $200,000 by way of a loan finalized on March 28, 2012; therefore, we need to raise an additional $450,000 to meet our planned commitments.

On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of November 22, 2012.  The completion date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the completion date. During the nine month period ended May 31, 2012, the Company has drawn down $200,000 against the financing agreement.

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

Also effective March 28, 2012, we entered into a financing agreement with Fairhills Capital whereby Fairhills Capital will provide for a non-brokered financing arrangement of up to $3,000,000. The financing allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $3,000,000 to Fairhills Capital. Subject to the terms and conditions of the financing agreement and a registration rights agreement, we may, in our sole discretion, deliver a notice to Fairhills Capital which states the dollar amount which we intend to sell to Fairhills Capital on a certain date. The amount that we shall be entitled to sell to Fairhills Capital shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Fairhills Capital will purchase our common stock valued at a 25% discount from the weighted average price for the five (5) trading days before receives our capital request. The shares that we sell to Fairhills Capital must be registered stock, among other conditions of investment.   We have agreed not to use any of the funds raised under this offering to pay down the $200,000 loan to Fairhills and we will be required to raise additional funds outside of the Fairhills agreement in order to meet that commitment.

There can be no assurance that we will raise any additional funds under the Fairhills agreement or that funds pursuant to the financing agreement entered into on November 22, 2011 will be readily available or that we will be able to raise any additional funds to meet our obligations as they become due.

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

Results of Operations

For the three and nine month, periods ended May 31, 2012 as compared to the three and nine month periods ended May 31, 2011:

Our operating results for the nine and three month periods ended May 31, 2012 and 2011 and from inception to May 31, 2012 are summarized as follows:

	For the three months ended		For the nine months ended		From Inception
	May 31,		May 31,		to May 31,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-
Impairment of mineral properties	$-	$75,000	$75,000	$435,000	$685,000
Exploration expenses	$-	$-	$104,823	$-	$104,823
Mineral license fee	$-	$-	$-	$-	$3,466
Professional fees	$18,653	$9,938	$66,669	$32,073	$205,365
Management fees	$12,000	$7,500	$28,500	$17,500	$53,500
General and administration	$22,010	$983	$54,616	$2,150	$68,498
Net operating loss	$(52,663)	$(93,421)	$(329,608)	$(486,723)	$(1,120,652)

Revenues

We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Operating Expenses

For the three months ended May 31, 2012 and 2011, we incurred $52,663 and $93,421, respectively, in total operating expenses, a period-to-period decrease of $44,058, which was mainly due to the amount of $75,000 for impairment of mineral properties for the three months ended May 31, 2011 ($nil during the three months ended May 31, 2012), as offset by $8,715 increase in professional expenses and $21,027 increase in general and administration expenses all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

For the nine months ended May 31, 2012 and 2011, we incurred $329,608 and $486,723, respectively, in total operating expenses, a period-to-period decrease of $160,415. The decrease in total expense is primarily a result of the decrease of $360,000 on impairment of mineral properties from $435,000 to $75,000, which is offset by an increase of $104,823 on exploration expenses from $Nil to $104,823, an increase of $34,596 in professional fees and $52,466 in general and administration expenses, all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

Management fees for the three and nine months ended May 31, 2012 were $12,000 and $28,500, respectively, compared to $7,500 and $17,500 for the comparable nine months ended May 31, 2011.  This increase is due to the Company’s increase in operations by the appointment of a new officer and director who is investigating other mining prospects.

Professional fees for the three months ended May 31, 2012 increased by $8,715 to $18,653 as compared to $9,938 for the three months ended May 31, 2011and increased by $34,596 to $66,669 for the nine months ended May 31, 2012 as compared to $32,073 for the nine months ended May 31, 2011. The increase is result of legal and professional fees related to services provided with respect to the financing agreement.

Interest expense for the three months ended May 31, 2012 was $20,700. $20,000 was related to certainfinancing costs paid under terms of a loan agreement with Fairhills Capital (See note 6 to the Financial Statements contained herein).. $700 was accrued interest.

Net Loss

Our net loss for the three and nine months ended May 31, 2012 was ($73,363) and $(353,308), respectively, as compared to a net loss of $(93,421) and $(486,723), respectively, for the comparable three month and nine month periods ended May 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in an annual report on Form 10-K, a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

3.3	Bylaws, as amended (Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006)
(10)	Material Contracts
10.1	Release entered into by Susanna Hilario with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.2	Release entered into by Rey V. Supera with our company dated November 5, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010)
10.3	Share Cancellation Agreement between Rick Walchuk and our company dated December 23, 2010 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.4	Consulting Agreement between Rick Walchuk and our company dated January 14, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011)
10.5	Property assignment and acquisition agreement, dated February 3, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011)
10.6	Property option agreement between GeoXplor and our company dated effective May 31, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011)
10.7	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and our company (Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011)
10.8	Amended Property Purchase Agreement between GeoXplor Corp. and our company dated October 27, 2011 (Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011)
10.9	Form of Financing Agreement (Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011)
10.10	Investment Agreement (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.11	Registration Rights Agreement (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.12	First Amendment to the Investment Agreement with Fairhills Capital Ltd. ( Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.13	2% Secured Note dated March 28, 2012 (Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012)
10.14	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012 (Incorporated by reference to the Current Report on Form 8-K on June 20, 2012)
10.15	Second Amendment to the Investment Agreement with Fairhills Capital Ltd. (Incorporated by reference to the Form S-1/A filed on July 6, 2012)
(31)*	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive OfficerPrincipal Financial Officer and Principal Accounting Officer
31.2	Section 302 Certification Pursuant to the Sarbanes-Oxley Act of 2002 of Principal Financial Officer and Principal Accounting Officer
(32)*	Section 1350 Certifications
32.1	Section 906 Certification pursuant to the Sarbanes-Oxley Act of 2002 of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
101**	Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

NEW AMERICA ENERGY CORP.

Date:	July 13, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)