Form 10-K
period 2012-08-31
NEW AMERICA ENERGY CORP.
filed 2012-12-14
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $7,521,121 (based on 25,934,900 shares held by non-affiliates and a February 29, 2012 closing market price of $0.29 per share) as of February 29, 2012 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

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

53,312,133 shares of common stock issued and outstanding as of December 11, 2012

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

On November 16, 2010, the Nevada Secretary of State accepted for filing the Certificate of Amendment to the Company’s Articles of Incorporation to change our name from Atheron, Inc. to New America Energy Corp. The forward stock split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010.

On November 14, 2012, the Nevada Secretary of State accepted for filing an amendment to our articles of incorporation whereby we increased our authorized common shares from 75,000,000 to 800,000,000, pursuant to the approval of our board of directors and majority shareholders as of June 26, 2012.

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

We are considered to be an exploration stage company, as we have not generated any revenues from operations.

Our common stock is traded over-the-counter on the OTCBB under the ticker symbol “NECA.”

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.  The Company is focused exclusively on the acquisition and development of mineral resource properties.

On February 3, 2011 we entered into property acquisition agreements with First Liberty Power Corp. (“FLPC”) and GeoXplor Inc. (“GeoXplor”). Pursuant to the terms of the agreements, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Southern Utah known as the “Uravan Property”. On May 31, 2011, we amended the agreement to extend the payment date for an additional 120 days. The Company did not pay the required option payments under the agreements and the property was lost on September 30, 2011.

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. to acquire an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.  Further on June 20, 2012, we entered into an amended property acquisition agreement which amended and replaced the May 31, 2011 agreement and the October 27, 2011 agreement. Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares.

Our exploration programs will be exploratory in nature and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

On March 28, 2012, we entered into an investment agreement (the “Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands exempted company (“Fairhills”). Pursuant to the terms of the Investment Agreement, Fairhills has committed to purchase up to Three Million Dollars ($3,000,000) of our common stock over a period of up to thirty-six (36) months.

On May 1, 2012, we entered into an amendment to the Investment Agreement (the “Amendment”). Pursuant to the Amendment, the purchase price of the shares shall be equal to a discount of Twenty-Five percent (25%) percent from the lowest volume weighted average price during the ten (10) trading days immediately prior to receipt by Fairhills of a put notice (as defined in the Investment Agreement.)

In connection with the Investment Agreement, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Fairhills. Pursuant to the Registration Rights Agreement, we are obligated to file a registration statement with the Securities and Exchange Commission (“SEC”) covering Eighteen Million (18,000,000) shares of the common stock underlying the Investment Agreement within 21 days after the closing of the Investment Agreement.  The Company was required to reduce the number of Shares registered under the registration statement to 9,500,000 because of Rule 415 of the Securities Act of 1933, as amended, and will file an additional registration statement to register the remaining 8,500,000 in the future, if necessary.  We were obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 120 days after the closing of the Investment Agreement and maintain the effectiveness of such registration statement until termination in accordance with the Investment Agreement.  The registration statement was declared effective by the SEC on August 30, 2012.

At an assumed purchase price under the Investment Agreement of $0.04595 (equal to 75% of the closing price of our common stock of $0.0612 on May 25, 2012), we will be able to receive up to $436,525 in gross proceeds, assuming the sale of the entire 9,500,000 Shares being registered hereunder pursuant to the Investment Agreement.  At an assumed purchase price of $0.04595 under the Investment Agreement, we would be required to register 55,788,357 additional shares to obtain the balance of $2,563,475 under the Investment Agreement.  However, as the closing bid price of the Shares have dropped substantially since the date of the Investment Agreement, we will be required to register far more than 55,788,357 additional Shares to obtain the balance of $2,563,475 under the Investment Agreement.  We are currently authorized to issue 800,000,00075,000,000 shares of our common stock. stock; however our management intends to request that our shareholders approve an increase in our authorized capital stock. Fairhills has agreed to refrain from holding an amount of shares which would result in Fairhills from owning more than 4.99% of the then-outstanding shares of our common stock at any one time.

On November 6, 2012, Fairhills assigned all of its rights, duties, and obligations under the Investment Agreement, the Registration Rights Agreement, and other associated documents (the “Assignment”), to Deer Valley Management, LLC, a Delaware limited liability company (“Deer Valley”), and the Company consented to the Assignment.  Fairhills and Deer Valley share the same ownership and management and there will not be any substantial change to our arrangement under the Investment Agreement as a result of the Assignment.

There are substantial risks to investors as a result of the issuance of shares of our common stock under the Investment Agreement. These risks include dilution of stockholders, significant decline in our stock price and our inability to draw sufficient funds when needed.

Deer Valley will periodically purchase our common stock under the Investment Agreement and will, in turn, sell such shares to investors in the market at the market price.  This may cause our stock price to decline, which will require us to issue increasing numbers of common shares to Fairhills to raise the same amount of funds, as our stock price declines.

On March 28, 2012, we entered into a debt instrument with Fairhills whereby Fairhills provided us with a $200,000 loan which was due by September 28, 2012, and carries a 2% annual rate of interest.  As of the date hereof, we have not repaid the balance due on this loan, so we are in default.  The note was not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills/Deer Valley financing to repay this note.  The note is secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk, which are being held in escrow by Fairhills’s counsel.  As we are in default of this loan, Fairhills has the right to the shares held in escrow.  However, as of the date hereof, Fairhills has not exercised its right to claim such shares held in escrow.

On October 1, 2012, the Company drew down $15,000 in funds under the Investment Agreement and issued 620,000 Shares to Fairhills.

Midsouth Capital Inc. (“Midsouth”) who brokered the agreement with Fairhills will receive certain commissions for the financings with Fairhills pursuant to an agreement whereby Midsouth is the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital.  The Company agreed to: (i) issue 80,000 Shares; (ii) a success fee of 10% of the amount for any capital raised; (iii) 150,000 restricted Shares, with piggy back registration rights, per $1,000,000 of capital raised for a period of two years. Pursuant to our agreement with MidSouth we have issued Midsouth 80,000 Shares, and paid them a stock fee of 30,000 additional Shares and a cash fee of $20,000 based on 10% of the initial $200,000 funded by Fairhills and a further payment of $1,500 in relation to the Financing Agreement as commission on the drawdown of $15,000 from Fairhills under the Investment Agreement.

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

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable oil and gas properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

●	keeping our costs low;

●	relying on the strength of our management’s contacts; and

●	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Research and Development

We did not incur any research and development expenses during the period from May 8, 2006 (inception) to our fiscal year ended August 31, 2012.

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

Employees

As of August 31, 2012 we did not have any employees. Rick Walchuk, our Director and Chief Executive Officer spends about 20 hours per week on our operations on a consulting basis and Alexander Tsingos, our Director and Secretary, spends time as required on a consulting basis.

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

We are currently a mining exploration stage company. See “Item 2 Properties” of this Report for more information regarding our mining claims.

 According to SEC definitions, our mining claims do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to our mining claims. As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our mining concessions.

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

 Under the terms of our amended option agreement executed June 20, 2012, the effective date, for our mining claims, we are required to expend a total of $1,000,000 within four years on exploration and make property payments of $375,000.   Exploration payments of $100,000 are required to be expended prior one year of the effective date, with a further $200,000 to be expended during the second year, $300,000 to be expended during the third year and the remaining $400,000 to be expended during the fourth year.  Property payments have been amended to pay $100,000 by May 31, 2012, $25,000 on March 4, 2013, $150,000 on May 31, 2012 and $100,000 on May 31, 2014.   Further, we are required to make property payment of $100,000 by May 31, 2012, which has been paid, $25,000 on March 4, 2013, $150,000 on May 31, 2013 and $100,000 on May 31, 2014. While we are current in our requirements under this agreement, currently we do not have sufficient funds to expend the ongoing exploration funds and property payments required under the option agreement.  We have been successful in obtaining financing for operations by way of loans and financings and we currently have a financing agreement for up to $3,800,000 but as an exploration company it is often difficult to obtain adequate financing when required, and it is not necessarily the case that the terms of such financings will be favorable. If we fail to obtain additional financing on a timely basis, we could forfeit our mineral property interests and/or reduce or terminate operations.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

 Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

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

We depend on our officers and directors and the loss of these individuals could adversely affect our business.

Our Company is completely dependent on our two officers and directors, Rick Walchuk and Alexander Tsingos.  We currently have no employees and the loss of either or both of these individuals could significantly and adversely affect our business.  We do not carry any life insurance on our directors and officers.

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

Market for Penny Stock has suffered in recent years from patterns of fraud and abuse.

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

Deer Valley will pay less than the then-prevailing market price for our common stock.

The common stock to be issued to Deer Valley pursuant to the Investment Agreement will be purchased at a 25% discount from the lowest volume weighted average price during the ten (10) trading days immediately prior to receipt by the Investor of the Put Notice.  Deer Valley has a financial incentive to sell our common stock immediately upon receiving the shares to realize the profit equal to the difference between the discounted price and the market price.  If Deer Valley sells the shares, the price of our common stock could decrease.  If our stock price decreases, Deer Valley may have a further incentive to sell the shares of our common stock that it holds. These sales may have a further impact on our stock price.

Your ownership interest may be diluted and the value of our common stock may decline, if and when, we exercise our put rights pursuant to the Investment Agreement with Deer Valley.

Effective April 30 2012, and as amended May 1, 2012, we entered into a $3,000,000 Investment Agreement with Fairhills, which was assigned to Deer Valley on November 6, 2012.  Pursuant to the Investment Agreement, when we deem it necessary, we may raise capital through the private sale of our common stock to Deer Valley at a price equal to a 25% discount from the lowest volume weighted average price during the ten (10) trading days immediately prior to receipt by the Investor of the Put Notice. Because the put price is lower than the prevailing market price of our common stock, to the extent that the put right is exercised, your ownership interest may be diluted.

We are registering an aggregate of 18,000,000 shares of common stock to be issued under the Investment Agreement. The sale of such shares could depress the market price of our common stock.

We are registering an aggregate of 18,000,000 Shares of common stock under a registration statement for issuance pursuant to the Investment Agreement with Deer Valley.  Notwithstanding Deer Valley’s ownership limitation, the 18,000,000 Shares would represent approximately 25.7% of our shares of common stock outstanding immediately after our exercise of the put right under the Investment Agreement. The sale of these Shares into the public market by Deer Valley could depress the market price of our common stock.

At an assumed purchase price under the Investment Agreement of $0.04595 (equal to 75% of the closing price of our common stock of $0.0612 on May 25, 2012), we will be able to receive up to $436,524 in gross proceeds, assuming the sale of the entire 9,500,000 Shares being registered hereunder pursuant to the Investment Agreement.  At an assumed purchase price of $0.04595 under the Investment Agreement, we would be required to register 55,788,357 additional shares to obtain the balance of $2,563,475 under the Investment Agreement.  .  However, as the closing bid price of the Shares have dropped substantially since the date of the Investment Agreement, we will be required to register far more than 55,788,357 additional Shares to obtain the balance of $2,563,475 under the Investment Agreement.  We are currently authorized to issue 800,000,000 shares of our common stock. Deer Valley has agreed to refrain from holding an amount of shares which would result in Deer Valley from owning more than 4.99% of the then-outstanding shares of our common stock at any one time. Due to the floating offering price, we are not able to determine the exact number of shares that we will issue under the Investment Agreement.

We may not have access to the full amount available under the Investment Agreement.

On October 1, 2012, the Company drew down $15,000 in funds under the Investment Agreement and issued 620,000 Shares to Fairhills.

Our ability to continue to draw down funds and sell shares under the Investment Agreement requires that the registration statement continue to be effective.  In addition, the registration statement of which this prospectus is a part registers 9,500,000 Shares issuable under the Investment Agreement, and our ability to access the Investment Agreement to sell any remaining shares issuable under the Investment Agreement is subject to our ability to prepare and file one or more additional registration statements registering the resale of these shares.  These subsequent registration statements may be subject to review and comment by the staff of the SEC, and will require the consent of our independent registered public accounting firm.  Therefore, the timing of effectiveness of these subsequent registration statements cannot be assured.  The effectiveness of these subsequent registration statements is a condition precedent to our ability to sell the shares of common stock subject to these subsequent registration statements to Deer Valley under the Investment Agreement.

Certain Restrictions on the extent of puts and the delivery of advance notices may have little, if any, effect on the adverse impact of our issuance of shares in connection with the Investment Agreement, and as such, Deer Valley may sell a large number of shares, resulting in substantial dilution to the value of the shares held by existing shareholders.

Deer Valley has agreed, subject to certain exceptions listed in the Investment Agreement, to refrain from holding an amount of shares which would result in Deer Valley or its affiliates owning more than 4.99% of the then-outstanding shares of our common stock at any one time.  These restrictions, however, do not prevent Deer Valley from selling shares of common stock received in connection with a put, and then receiving additional shares of common stock in connection with a subsequent put.  In this way, Deer Valley could sell more than 4.99% of the outstanding common stock in a relatively short time frame while never holding more than 4.99% at one time.
.
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

Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares

·	$75,000 on May 31, 2011 (paid);
·	$25,000 on June 22, 2012 (paid);
$25,000 on March 4, 2013;
·	$150,000 on May 31, 2013;
·	$100,000 on May 31, 2014;
·	2,750,000 shares to be issued as follows:
(1) 500,000 shares of our common stock on execution of the Original Agreement (issued);
(2) 250,000 shares of our common stock on execution of the Amended Agreement (issued);
(3) 750,000 shares of our common stock on or before June 22, 2012; (issued)
(4) 500,000 shares of our common stock on or before the date two years from the date of the Original Agreement; and
(5) 500,000 shares of our common stock on or before the date three years from the date of the Original Agreement; and
A 3.0% net value royalty on production of Lithium and other minerals from the Property measured by 3% of the gross proceeds less costs associated with production from the Property.
The Company has the right to purchase up to 2% of the Net Value Royalty for $1,000,000 for each 1%.

Should the Company or its assignee or a joint venture including the Company present a feasibility study recommending the mining of Lithium from the Property and authorize implementation of a mining plan or sell, option, assigns, disposes or alienates all or a portion of its interest in the Property, the Company shall pay GeoXplor an additional bonus of $500,000 in cash or shares of the Company, at the sole election of GeoXplor.

Further, we have a required to expense not less than $1,000,000 in exploration and development testing, from the Effective Date of the amended purchase agreement as follows:

$100,000 during the first year;
$200,000 during the second year;
$300,000 during the third year; and
$400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights will revert to GeoXplor.

During the fiscal year ended August 31, 2012, the Company made a cash payment in the amount of $25,000 (2011-$75,000) to GeoXplor.

During the period ended August 31, 2012, the Company issued 1,000,000 (2011-500,000) shares of common stock to GeoXplor.

During the twelve month period ended August 31, 2012, the Company paid $122,848 (2011-$104,823) to GeoXplor in respect to the gravity survey on the property and recorded this amount as an exploration expense.

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

440 000m
11 450 000m
11 460 000m
4190
4180 000m
4170 000m
4160 000m
4150 000m
Chemetall Foote Lithium Deposit and Plant
CLAYTON
CLAYTON RIDGE
CLAYTON
CR Placer Claims 2,400 Acres
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
MILE
KILOMETERS
2
Line
15
Gravity Station

Hasbrouck Geophysics, Inc.

Figure 2

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Modeled Bedrock Depth

Northing (NAD27 meters)
Easting (NAD27 meters)
Bedrock Depth (meters)
0
-50
-100
-150
-200
-250
-300
-350
-400
-450
-500
-550
-600
-650
-700
-750
-800
N
2
Line
15
Gravity Station
MILE
KILOMETERS
CLAYTON
RIDGE
Copyright (C) 2008, MyTopo

Hasbrouck Geophysics, Inc.

Figure 3

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Modeled Bedrock Elevation

Northing (NAD27 meters)
Easting (NAD27 meters)
CLAYTON
RIDGE
Bedrock Elevation (meters)
1900
1850
1800
1750
1700
1650
1600
1550
1500
1450
1400
1350
1300
1250
1200
1150
1100
1050
1000
950
900
N
MILE
KILOMETERS
2
Line
15
Gravity Station

Hasbrouck Geophysics, Inc.

Figure 4

GeoXplor Corp.
CR Claims, Nevada, Gravity Survey
Line 1 Gravity and Depth Profile

Gravity (mGals)
16
14
12
10
8
6
4
2
0
0
500
1000
1500
2000
2500
3000
3500
4000
Observed
Calculated
1
2
3
4
5
6
7
8
-0.50 g/cm3
Depth (meters)
-100
-200
-300
-400
-500
-600
-700
-800
Distance along profile (meters)
West
East
× Station

Hasbrouck Geophysics, Inc.

Vertical exaggeration = 2

Figure 5

There is no history of lithium exploration on the property previous to GeoXplor Corp.

Present Condition and Plan of Exploration

On November 22, 2011, the Company determined to commence initial exploration on Clayton Ridge. The initial phase of the exploration program consisted of a complete gravity survey over the claim area to determine the depths of the basin and delineate troughs or traps that might contain economic values and concentrations of lithium brines. A total of about 125 gravity stations were used. The gravity data was acquired with a leased LaCoste and Romberg Model G gravity meter.

The Company is required to expend a total of $100,000 in exploration on or before May 31, 2012 and this program fulfilled the Company’s requirements for expenditures as the Company has expended a total of $122,848 to GeoXplor in respect to the gravity survey on the property and recorded this amount as an exploration expense.

The Company has a requirement to expend a total of $200,000 on exploration by June 20, 2013.   It has not yet detailed any further exploration programs.   A portion of the funds expended in 2012 which are in excess of the $100,000 required expenditure may be credited towards this $200,000 requirement.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “NECA”.Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2012 and August 31, 2011.

Quarter	High ($)	Low ($)
4th Quarter ended 8/31/2012	0.07	0.02
3rd Quarter ended 5/31/2012	0.31	0.05
2nd Quarter ended 2/28/2012	0.44	0.20
1st Quarter ended 11/30/2011	0.48	0.25

4th Quarter ended 8/31/2011	0.35	0.35
3rd Quarter ended 5/31/2011	0.60	0.21
2nd Quarter ended 2/28/2011	0.30	0.05
1st Quarter ended 11/30/2010	0.75	0.06

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of November 13, 2012, there were 22 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

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

Summary

The Company continues to pursue its primary goals of providing internet marketing and business solutions for a variety of international customers.

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Cash on hand at August 31, 2012 was $78,416 as compared to $19,992 as of August 31, 2011. Our total liabilities were $210,921 as compared to $12,209 at August 30, 2011. This significant change was as a result of all a short term loan in the amount of $200,000 from Fairhills.

In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it will require a minimum of $700,000. We have a payment due to Fairhills of $200,000 pursuant to an outstanding loan.  We intend to undertake an exploration program on Clayton Ridge of approximately $200,000 and we have $175,000 for property payments.   We have allocated an additional $125,000 for operations, which may include the acquisition of additional properties as well as general and administrative costs.  The Company believes it can raise sufficient funding to meet its ongoing obligations for the next twelve months.  On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of November 22, 2012.  The completion date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the completion date.  The Company did not provide written notice as at the completion date.  It intends to request that the investor extend the completion date for a further twelve months, however, it is unknown whether the investor will agree to extend.

We do not have sufficient funds to meet our next twelve month obligations. Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.   We do not currently have sufficient capital to meet our obligations as they come due and our assumption that we can raise the sufficient funding cannot be relied upon.  Currently we are in default on our loan agreement with Fairhills, although we have not received notice of default at this time.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

We recorded a net loss of ($474,997) for the fiscal year ended August 31, 2012 as compared to a net loss of ($692,217) for the fiscal year ended August 31, 2011. The decrease in net loss results from an impairment of mineral properties in the amount of $610,000 during fiscal 2011 as compared to an impairment on only $130,000 during fiscal 2012, offset by an increase in exploration expenses from $Nil (2011) to $122,848 (2012), an increase in professional fees from $39,858 (2011) to $74,120 (2012), an increase in management fees from $25,000 (2011) to $45,000 (2012) and an increase in general and administration from $13,893 (2011) to $83,720 (2012).

From inception we have a net loss of $1,266,041.

Our net loss per share remained constant at $0.01 during fiscal 2011 and 2012.

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

32

Silberstein Ungar, PLLC CPAs and Business Advisors
Phone (248) 203-0080
Fax (248) 281-0940
30600 Telegraph Road, Suite 2175
Bingham Farms, MI 48025-4586
www.sucpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
New America Energy Corp.
Las Vegas, Nevada

We have audited the accompanying balance sheets of New America Energy Corp. (an exploration stage company) as of August 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from May 8, 2006 (inception) to August 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of New America Energy Corp. as of August 31, 2012 and 2012, and the results of its operations and cash flows for the years then ended and for the period from May 8, 2006 (inception) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Silberstein Ungar, PLLC
Bingham Farms, Michigan
December 10, 2012

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF AUGUST 31, 2012 AND 2011

	2012	2011
ASSETS
Current Assets
Cash and equivalents	$78,416	$19,992
Deferred financing costs, net	2,391	-

TOTAL ASSETS	$80,807	$19,992

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$9,221	$11,209
Accrued interest	1,700	0
Accounts payable – related parties	-	1,000
Short term loan	200,000	-
TOTAL LIABILITIES	210,921	12,209

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized
52,692,133 and 51,000,000 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	52,692	51,000
Additional paid-in capital	1,083,235	747,827
Deficit accumulated during the exploration stage	(1,266,041)	(791,044)
Total stockholders’ equity (deficit)	(130,114)	7,783

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$80,807	$19,992

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011
FOR THE PERIOD FROM MAY 8, 2006 (INCEPTION) TO AUGUST 31, 2012

			Period from
	Year Ended		May 8, 2006
	August 31,		(Inception) to
	2012	2011	August 31, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES
Impairment of mineral properties	130,000	610,000	740,000
Mineral license fees	-	3,466	3,466
Exploration expenses	122,848	-	122,848
Professional fees	74,120	39,858	212,805
Management Fees	45,000	25,000	70,000
General and administration	83,720	13,893	97,613
Total Operating Expenses	455,688	692,217	1,246,732

Loss from operation	(455,688)	(692,217)	(1,246,732)

OTHER INCOME (EXPENSE)
Financing costs	(17,609)	-	(17,609)
Interest expenses	(1,700)	-	(1,700)
Total Other Income (Expense)	(19,309)	0	(19,309)

LOSS BEFORE PROVISION FOR INCOME TAXES	(474,997)	(692,217)	(1,266,041)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(474,997)	$(692,217)	$(1,266,041)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	51,798,635	51,316,027

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM MAY 8, 2006 (INCEPTION) TO AUGUST 31, 2012

				Deficit
			Additional	Accumulated
	Common Stock		Paid in	During the
	Shares	Amount	Capital	Exploration stage	Total
Issuance of common stock for cash @ $0.001	53,750,000	$2,150	$40,850	$-	$43,000
Net loss for the period ended August 31, 2006				(43,985)	(43,985)
Balance, August 31, 2006	53,750,000	2,150	40,850	(43,985)	(985)
Net loss for the period ended August 31, 2007				(25,000)	(25,000)
Balance, August 31, 2007	53,750,000	2,150	40,850	(68,985)	(25,985)
Net loss for the period ended August 31, 2008				(9,000)	(9,000)
Balance, August 31, 2008	53,750,000	2,150	40,850	(77,985)	(34,985)
Net loss for the period ended August 31, 2009				(10,000)	(10,000)
Balance, August 31, 2009	53,750,000	2,150	40,850	(87,985)	(44,985)
Net loss for the period ended August 31, 2010				(10,842)	(10,842)
Balance, August 31, 2010	53,750,000	2,150	40,850	(98,827)	(55,827)
Stock split		51,600	(51,600)	-	-
Issuance of common stock for cash @ $0.30	750,000	750	224,250	-	225,000
Issuance of common stock for option of mineral properties	1,500,000	1,500	473,500	-	475,000
Cancellation of common stock	(5,000,000)	(5,000)	5,000	-	-
Related party loan forgiven	-	-	54,985	-	54,985
Accrued expenses forgiven	-	-	842		842
Net loss for the period ended August 31, 2011	-	-	-	(692,217)	(692,217)
Balance, August 31, 2011	51,000,000	51,000	747,827	(791,044)	7,783
Issuance of common stock for option of mineral properties	1,000,000	1,000	104,000	-	105,000
Issuance of common stock for cash	582,133	582	199,418	-	200,000
Issuance of common stock for consulting services	110,000	110	31,990	-	32,100
Net loss for the period ended August 31, 2012	-	-	-	(474,997)	(474,997)
Balance, August 31, 2012	52,692,133	$52,692	$1,083,235	$(1,266,041)	$(130,114)

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2012 AND 2011
FOR THE PERIOD FROM MAY 8, 2006 (INCEPTION) TO AUGUST 31, 2012

			Period from
			May 8, 2006
	Year Ended		(Inception) to
	August 31,		August 31,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(474,997)	$(692,217)	$(1,266,041)
Impairment on mineral property	130,000	610,000	740,000
Shares issued for consulting services	32,100	-	32,100
Amortization of financing costs	17,609	-	17,609
Accrued interest	1,700	-	1,700
Accounts payable	(2,988)	12,209	10,063
Cash Flows Used by Operating Activities	(296,576)	(70,008)	(464,569)

Cash Flows From Investing Activities
Purchase of mineral property claims	(25,000)	(135,000)	(160,000)
Net Cash Used by Investing Activities	(25,000)	(135,000)	(160,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Short term loan	200,000	-	200,000
Financing costs for short term loan	(20,000)	-	(20,000)
Proceeds from sales of common stock	200,000	225,000	468,000
Cash Flows Provided By Financing Activities	380,000	225,000	702,985

Net Increase In Cash	58,424	19,992	78,416
Cash, beginning of period	19,992	-	-
Cash, end of period	$78,416	$19,992	$78,416

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$(54,985)	$(54,985)
Accrued expense forgiven as additional paid in capital	-	(842)	(842)
Shares issued to acquire option on mineral property	105,000	475,000	580,000
	$105,000	$419,173	$524,173

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

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

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.  Further on June 20, 2012, we entered into an amended property acquisition agreement which amended and replaced the May 31, 2011 agreement and the October 27, 2011 agreement. Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares:

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
AUGUST 31, 2012

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

New America Energy Corp’s financial instruments consist of cash and cash equivalents, deferred financing costs, accounts payable and accrued expenses, accrued interest and loans payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
AUGUST 31, 2012

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

B)           Clayton Valley Agreement

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. (the “Original Agreement”) Pursuant to the terms of the agreement; we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement which amended and replaced the original agreement. Further on June 20, 2012, we entered into an amended property acquisition agreement which amended and replaced the May 31, 2011 agreement and the October 27, 2011 agreement. Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares:

●	$75,000 on May 31, 2011; (paid)
●	$25,000 on May 31, 2012; (paid)
●	$25,000 on March 4, 2013;
●	$150,000 on May 31, 2013;
●	$100,000 on May 31, 2014;
●	500,000 shares of our common stock on execution of the agreement; (issued)
●	250,000 shares of our common stock on execution of the amended agreement; (issued)
●	750,000 shares of our common stock on or before June 22, 2012; (issued)
●	500,000 shares of our common stock on or before the date two years from the date of the Original agreement;
●	500,000 shares of our common stock on or before the date three years from the date of the Original agreement; and
●	A 3.0% net smelter royalty on all net revenue derived from production from the Nye County Property.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

We have also committed to a 4 year work program of no less than $1,000,000 with $100,000 to be spent in the first year, $200,000 during the second year, $300,000 during the third year and $400,000 during the fourth year.

If we are unable to make any of the share issuances or payments under the agreements with GeoXplor, the property rights would revert to GeoXplor.

During the fiscal year ended August 31, 2012, the Company made cash payment in the amount of $25,000 (2011-$75,000) to GeoXplor, which amount was capitalized as option costs – mineral properties. At the close of the fiscal year ended August 31, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full, as the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

During the period ended August 31, 2012, the Company issued 1,000,000 (2011-500,000) shares of common stock to GeoXplor. The issuance of 1,000,000 shares of common stock was valued at the market value of the stock on the issuance date, or $105,000 (2011-$175,000).

At August 31, 2012, the Company recorded the amount of  $130,000 (2011-$250,000) as an impairment of mineral properties as no proven or probable reserves have yet been determined and the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

During the twelve month period ended August 31, 2012, the Company paid $122,848 (2011-$104,823) to GeoXplor in respect to the gravity survey on the property and recorded this amount as an exploration expense.

On the transaction date the Company capitalized the entire amount as option costs – mineral properties. At the close of the fiscal year ended August 31, 2012, the Company evaluated the recoverability of the amounts paid for the option and determined to impair the $130,000 in full, as the Company is currently in the prospecting phase, with no proven or probable reserves having yet been determined.

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

The Company recorded the amount of $32,100 as professional fees based on the market value of the common stock on the date of execution of the Midsouth Agreement. The amount of $20,000 was recorded as deferred financing costs which were amortized for the period as financing expenses.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk. During the twelve month period ended August 31, 2012, Mr. Walchuk invoiced the Company $51,506, which included $34,500 as management fees and $17,006 for expenses. The Company made cash payments to pay these amounts in full.

On December 23, 2010, the Company’s then sole director, Rick Walchuk cancelled and returned to treasury 5,000,000 post-split common shares.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the period ended August 31, 2012, Mr. Tsingos invoiced the Company $12,500, which included $10,500 as management fees and $2,000 for expenses. The Company made cash payments to pay these amounts in full.

NOTE 6 – FINANCING AGREEMENT

1.   On November 22, 2011, the Company entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until November 22, 2012 (the “Completion Date”) in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. The Company will issue, within ten (10) Banking Days following the date of the receipt by the Company of any advance under the Financing Agreement, common shares of the Company (each a “Share”) at the Share Price. Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company’s common stock, for the five (5) Banking Days immediately preceding the date of the advance. As of the twelve month period ended August 31, 2012, the Company has drawn down a total of $200,000 and issued a total of 582,133 shares of common stock to the investor.

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

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE 6 – FINANCING AGREEMENT (continued)

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

On December 1, 2011, the Company drew down $100,000 pursuant to the financing agreement described above in Note 6, and on December 22, 2011 the Company issued a total of 281,294 shares of common stock of the Company at a price of $0.3555 per share.

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

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE  8 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total gross deferred tax asset at August 31, 2012 is $430,454, which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL).  Changes in the gross deferred tax asset for the past two fiscal years is as follows:

For the period ended August 31,	2012	2011
Book loss for the year	$(474,997)	$(692,217)
Adjustments:	-	-
Tax loss for the year	(474,997)	(692,217)
Estimated effective tax rate	34%	34%
Deferred tax asset	$161,500	$235,353

The total valuation allowance at August 31, 2012 is $430,454. Details of changes in the valuation allowance for the last two periods are as follows:

For the period ended August 31, 2012	2012	2011
Deferred tax asset	$161,500	$235,353
Valuation allowance	(161,500)	(235,353)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carryforward as of August 31, 2012 was $1,266,041 as itemized below:

Year	Amount $	Expiration
2006	43,985	2026
2007	25,000	2027
2008	9,000	2028
2009	10,000	2029
2010	10,842	2030
2011	692,217	2031
2012	474,997	2032
	1,266,041

NOTE 9- SUBSEQUENT EVENTS

On October 1, 2012, the Company drew down $15,000 in funds under the Investment Agreement and issued 620,000 Shares to Fairhills and paid a commission of $1,500 to MidSouth.

On November 6, 2012, Fairhills assigned all of its rights, duties, and obligations under the Investment Agreement, the Registration Rights Agreement, and other associated documents (the “Assignment”), to Deer Valley Management, LLC, a Delaware limited liability company (“Deer Valley”), and the Company consented to the Assignment.  Fairhills and Deer Valley share the same ownership and management and there will not be any substantial change to our arrangement under the Investment Agreement as a result of the Assignment.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
AUGUST 31, 2012

NOTE 9- SUBSEQUENT EVENTS (continued)

On September 28, 2012, the Fairhills note was due and payable.   The Company does not currently have sufficient funds to pay the note due.    The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills/Deer Valley financing to repay this note.  The note is secured by 3,333,333 shares of the Company’s restricted common stock owned by the Company’s director and officer, Rick Walchuk, which are being held in escrow by Fairhills’s counsel.  As the Company is in default of this loan, Fairhills has the right to the shares held in escrow, however, at the current price of the shares, the sale of the escrowed shares will not be sufficient to retire the debt.  As of the filing of this report, of which these financial statements form a part, Fairhills has not exercised its right to claim such shares held in escrow.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to October 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2012:

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

Management's Remediation Initiatives

As of August 31, 2012, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Rick Walchuk	56	Director, Chief Executive Officer, President, , Chief Financial Officer and Treasurer	November 5, 2010
Alexandros Tsingos	52	Director and Secretary	January 30, 2012

Rick Walchuk, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer Secretary, Treasurer and Director

Mr. Rick Walchuk, 56, attended the University of Saskatchewan, College of Commerce, Saskatoon Campus. From 1980 until March 2004 Mr. Walchuk was employed as a financial advisor in Alberta, Canada. In April 2004 Mr. Walchuk was appointed as the CEO of a startup biotech company in Athens, Greece, a position he held until July 2004. Mr. Walchuk then served as a consultant to various public companies until December 2006, when he joined Bruca Trading Ltd., a private consulting company in Athens, Greece. Since March 14, 2007, Mr. Walchuk has acted as the director, President and CEO of Viosolar Inc., a company engaged in the construction, management and operation of solar parks in Greece and throughout other South and South Eastern European Union countries. Mr. Walchuk was chosen to be our directors due to his extensive background in venture capital, investor relations and corporate governance.

There have been no transactions between the Company and Mr. Walchuk since the Company’s last fiscal year which would be required to be reported herein.

Viosolar Inc., a company for which Mr. Walchuk acts as director, President and CEO and American Graphite Technologies Inc., a company of which Mr. Walchuk is the sole officer and director, have a class of securities registered under Section 12 of the Exchange Act.

Alexandros Tsingos, Secretary and Director

From August 2010 to present, Mr. Alexandros Tsingos, 52, has been the General Director and Co-Founder of Greek Minerals of Guinea Ltd., a company currently engaged in sourcing mineral properties in Africa, both exploration and exploitation. In addition, Mr. Tsingos has been a self-employed business consultant from January 2005 to present, providing consulting services to various companies. Mr. Tsingos has utilized his finance and accounting background to start various small businesses and to assist growth in established companies. His areas of work included retail, hospitality, health, media and banking. Mr. Tsingos has also held consulting positions with various private and public companies.

Mr. Tsingos was educated in the accounting and finance fields at the Technological Educational Foundation and the Aristotelean University of Thessaloniki completing his studies in 1985.

Mr. Tsingos is not a director or officer of any other reporting issuers.

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

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Rick Walchuk	President, CEO, CFO, Treasurer and Director	n/a	Late/1	n/a

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended August 31, 2011 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rick Walchuk, CEO and CFO	2012	34,500	-0-	-0-	-0-	-0-	-0-	-0-	34,500
Rick Walchuk, CEO and CFO	2011	25,000	-0-	-0-	-0-	-0-	-0-	-0-	25,000
Alexandros Tsingos, Secretary	2012	10,500	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk.
The Company has a verbal consulting agreement with Alexandros Tsingos, a director and officer of the Company whereby Mr. Tsingos is paid $1,500 a month for services rendered.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Walchuk (1)	-0-	-0-	-0-	-0-	-0-
Alexandros Tsingos	-0-	-0-	-0-	-0-	-0-
.
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 13, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	17,208,333 shares held directly	32.3%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 24, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 53,312,133 shares of common stock outstanding as of November 13, 2012.

Security Ownership of Management

The following table shows, as of November 13, 2012, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Rick Walchuk	17,208,333 shares held directly	32.3%
Common Stock	Alexandros Tsingos	-0-
	All Officers and Directors as a Group	17,208,333	32.3%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 24, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 53,312,133 shares of common stock outstanding as of October 22, 2012.

Changes in Control

There are no existing arrangements that may result in a change in control of our Company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk. During the twelve month period ended August 31, 2012, Mr. Walchuk invoiced the Company $51,506, which included $34,500 as management fees and $17,006 for expenses. The Company made cash payments to pay these amounts in full.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the period ended August 31, 2012, Mr. Tsingos invoiced the Company $12,500, which included $10,500 as management fees and $2,000 for expenses. The Company made cash payments to pay these amounts in full.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC CPAs have been our principal accountants since inception.  The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended August 31, 2012 and 2011:

Services	2012 $	2011 $
Audit fees	7,000.00	6,500.00
Audit related fees	6,000.00	5,500.00
Tax fees
Total fees	13,000.00	12,000.00

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:
Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective May 31, 2011	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
10.11	Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.12	Registration Rights Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.13	First Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.14	2% Secured Note dated March 28, 2012 with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.15	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2012.
10.16	Second Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.17	Assignment and Assumption Agreement between Fairhills Capital Offshore LLC, Deer Valley Management LLC and the Company.	Filed Herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith

**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEW AMERICA ENERGY CORP.

Date:	December 14, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2012	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Date:	December 14, 2012	By:	/s/ Alexandros Tsingos
		Name:	Alexandros Tsingos
		Title:	Secretary and Director