Form 10-Q
period 2012-11-30
NEW AMERICA ENERGY CORP.
filed 2013-01-22
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

53,312,133 shares of common stock issued and outstanding as of January 10, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

 Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
(unaudited)

	November 30, 2012	August 31, 2012

ASSETS

Current Assets
Cash and equivalents	$23,133	$78,416
Deferred financing costs	-	2,391
TOTAL ASSETS	$23,133	$80,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$3,634	$9,221
Accrued interest	2,700	1,700
Accounts payable – related parties	3,000	-
Short term loan	200,000	200,000
TOTAL LIABILITIES	209,334	210,921

Stockholders’ Equity (Deficit)
Common Stock, $.001 par value, 75,000,000 shares authorized
53,312,133 and 52,692,133 shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	53,312	52,692
Additional paid-in capital	1,096,115	1,083,235
Deficit accumulated during the exploration stage	(1,335,628)	(1,266,041)
Total stockholders’ equity (deficit)	(186,201)	(130,114)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$23,133	$80,807

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the Three Months Ended November 30, 2012 and 2011
Period from May 8, 2006 (Inception) to November 30, 2012
(unaudited)

			Period from
	Three Months Ended		May 8, 2006
	November 30,		(Inception) to
	2012	2011	November 30, 2012

REVENUES	$-	$-	$-

OPERATING EXPENSES:
Impairment of mineral properties	-	75,000	740,000
Mineral license fees	-	-	3,466
Exploration expenses	-	-	122,848
Professional fees	25,052	11,972	237,857
Management Fees	16,500	7,500	86,500
General and administration	24,644	12,456	122,257
Total operating expenses	66,196	106,928	1,312,928

Loss from operation	(66,196)	(106,928)	(1,312,928)

OTHER INCOME (EXPENSES)
Financing costs	(2,391)	-	(20,000)
Interest expenses	(1,000)	-	(2,700)
Total other income (expenses)	(3,391)	-	(22,700)

NET LOSS	$(69,587)	$(106,928)	$(1,335,628)

NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	53,100,924	51,093,407

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the Three Months Ended November 30, 2012 and 2011
Period from May 8, 2006 (Inception) to November 30, 2012
(unaudited)

			Period from
			May 8, 2006
	Three Months Ended		(Inception) to
	November 30,		November 30,
	2012	2011	2012
Cash Flows From Operating Activities
Net loss	$(69,587)	$(106,928)	$(1,335,628)
Impairment on mineral property	-	75,000	740,000
Shares issued for consulting services			32,100
Amortization of financing costs	2,391	-	20,000
Accrued interest	1,000	-	2,700
Accounts payable	(2,587)	12,485	7,476
Cash Flows Used by Operating Activities	(68,783)	(19,443)	(533,352)
Cash Flows From Investing Activities
Purchase of mineral property claims	-	-	(160,000)
Net Cash Used by Investing Activities	-	-	(160,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Short term loan	-	-	200,000
Financing costs for short term loan	-	-	(20,000)
Proceeds from sales of common stock, net	13,500	-	481,500
Cash Flows Provided By Financing Activities	13,500	-	716,485

Net Increase In Cash	(55,283)	(19,443)	23,133
Cash, beginning of period	78,416	19,992	-
Cash, end of period	$23,133	$549	$23,133

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	-	-	-
	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$-	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued to acquire option on mineral property	-	75,000	580,000
	$-	$75,000	$524,173

See accompanying notes to the financial statements.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

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

As a result of these agreements, the Company is currently focused exclusively on the acquisition and development of mineral resource properties.

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
NOVEMBER 30, 2012

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

Fair Value of Financial Instruments

New America Energy Corp’s financial instruments consist of cash and cash equivalents and loans payable. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

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
NOVEMBER 30, 2012

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
NOVEMBER 30, 2012

NOTE 3 – MINERAL PROPERTY RIGHTS (continued)

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
NOVEMBER 30, 2012

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

Pursuant to our agreement with Midsouth we have issued Midsouth 80,000 shares of our common stock, paid them a stock fee of 30,000 additional shares of our common stock, cumulatively valued at $32,100 based on the market value of the common stock on the date of execution of the Agreement, and have paid a cash fee of $20,000 based on 10% of the initial $200,000 funded by Fairhills in fiscal year ended August 31, 2012.

The Company recorded the amount of $32,100 as professional fees, and $20,000 paid in cash was recorded as deferred financing costs which were amortized over the period as financing expenses.

During the three month period ended November 30, 2012, we paid $1,500 to Midsouth in regard to a draw down of $15,000 pursuant to the financing agreement described below in Note 6, which amount was recorded as additional paid in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk. During the three month period ended November 30, 2012, Mr. Walchuk invoiced the Company $18,794, which included $12,000 as management fees and $6,794 for expenses. The Company made cash payments to pay these amounts in full.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the three month period ended November 30, 2012, Mr. Tsingos invoiced the Company $5,700, which included $4,500 as management fees and $1,200 for expenses. The Company made cash payments in the amount of $2,700, leaving amount of $3,000 owing to Mr. Tsingos as at November 30, 2012 as accounts payable – related parties.

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

NOTE 6 – FINANCING AGREEMENT

1.   On November 22, 2011, the Company entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until November 22, 2012 (the “Completion Date”) in accordance with the terms of the financing agreement. The Completion Date may be extended for an additional term of up to twelve months at the option of the Company or the investor upon written notice on or before the Completion Date in accordance with the notice provisions of the Financing Agreement. The Company will issue, within ten (10) Banking Days following the date of the receipt by the Company of any advance under the Financing Agreement, common shares of the Company (each a “Share”) at the Share Price. Upon receipt of an advance from the investor under the terms of the Financing Agreement, the Company will issue to the investor that number of shares of the Company at a price equal 90% of the average of the closing price of the Company’s common stock, for the five (5) Banking Days immediately preceding the date of the advance. As of the twelve month period ended August 31, 2012, the Company had drawn down a total of $200,000 and issued a total of 582,133 shares of common stock to the investor. The investor indicated they are not interested in further funding and therefore the financing agreement has expired and we do not expect to be able to raise any further funds from this investor.

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
NOVEMBER 30, 2012

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

The Company paid $20,000 in financing fees in respect to the funds advanced by Fairhills (see Note 4 - Commitment).  During the three month period ended November 30, 2012, we paid a further $1,500 in fees in regard to a draw-down of $15,000 pursuant to the financing agreement with Fairhills.  On September 28, 2012, the Fairhills note was due and payable.   The Company does not currently have sufficient funds to pay the note due.    The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills/Deer Valley financing to repay this note.  The note is secured by 3,333,333 shares of the Company’s restricted common stock owned by the Company’s director and officer, Rick Walchuk, which are being held in escrow by Fairhills’s counsel.  As the Company is in default of this loan, Fairhills has the right to the shares held in escrow, however, at the current price of the shares, the sale of the escrowed shares will not be sufficient to retire the debt.  As of the filing of this report, of which these financial statements form a part, Fairhills has not exercised its right to claim such shares held in escrow.

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

NOTE 7 – CAPITAL STOCK

On October 1, 2012, the Company drew down $15,000 pursuant to the financing agreement described above in Note 6, and issued a total of 620,000 shares of common stock of the Company at a price of $0.02419 per share.

NOTE 8 – INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $454,113, which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended	November 30, 2012	August 31, 2012
Book loss for the period	$(69,587)	$(474,997)
Adjustments:	-	-
Tax loss for the year	(69,587)	(474,997)
Estimated effective tax rate	34%	34%
Deferred tax asset	$23,600	$161,500

NEW AMERICA ENERGY CORP.
 (AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
NOVEMBER 30, 2012

NOTE 8 – INCOME TAXES (continued)

The total valuation allowance is $454,113. Details for the last two periods are as follows:

For the period ended	November 30, 2012	August 31, 2012
Deferred tax asset	$23,600	$161,500
Valuation allowance	(23,600)	(161,500)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of November 2012 was $1,335,628 as itemized below:

Year	Amount $	Expiration
2006	43,985	2026
2007	25,000	2027
2008	9,000	2028
2009	10,000	2029
2010	10,842	2030
2011	692,217	2031
2012	474,997	2032
2013	69,587	2033
	1,335,628

NOTE 9- SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to November 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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
On November 30, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims. On June 20, 2012, we entered into an amended purchase agreement whereby we agreed to further amend and entirely replace the Amended Agreement with the new agreement, which modifies the consideration provided to GeoXplor by us for the Original and New Claims.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital
	November 30, 2012 ($)	August 31, 2012 ($)	Change between August 31, 2012 and November 30, 2012 ($)
Current Assets	23,133	80,807	57,674
Current Liabilities	209,334	210,921	(1,587)
Working Capital/(Deficit)	(186,201)	(130,114)	(56,087)

Cash Flows
	Three Months Ended November 30, 2012 ($)	Three Months Ended November 30, 2011 ($)	Period from Inception (May 8, 2006) to November 30, 2012 ($)
Cash Flows from Operating Activities	(68,783)	(19,443)	(533,352)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	(160,000)
Cash Flows from Financing Activities	13,500	Nil	716,485
Net Increase (Decrease) in Cash During Period	(55,283)	(19,443)	23,133

Cash on hand at November 30, 2012 was $23,133 as compared to $78,416 at August 31, 2012. Our total liabilities at November 30, 2012 were $209,334 as compared to $210,921 at August 31, 2012.   Total liabilities remained relatively constant while cash decreased as we paid down liabilities during the three month period ended November 30, 2012 which paydown was offset by additional operational expenses during the three month period.

Pursuant to the option of certain mineral claims with GeoXplor entered into on May 30, 2011, which was amended on October 27, 2011 and subsequently was amended on June 20, 2012, we had a contingent liability of $375,000 to be expended on or before November 30, 2013, of which $175,000 is by way of option payments with $25,000 due on March 4, 2013 and $150,000 due on May 31, 2013 and $200,000 is required to be spent on exploration activities, of which we have expended approximately $125,000 leaving us with approximately $250,000 to be expended in the next twelve months with $175,000 in option payments coming due and the requirement to expend $75,000 on exploration.

We intend to expend a total of $200,000 on Clayton Ridge property by way of an exploration program and we intend to  undertake additional costs for staking and property taxes in the amount of $25,000.

In order to meet all of the current commitments and fund operations for the next twelve months, assuming we undertake exploration activities prior to November 30, 2013, and our company estimates it will require a minimum of $650,000.

We have allocated our cash requirements for the next twelve months as follows:

•	$25,000 for staking and property taxes on Clayton Ridge;
•	$200,000 for exploration on the Clayton Ridge claims;
•	$200,000 repayment of certain loans;
•	$225,000 for working capital.

We will need to raise the entire $650,000 to meet our planned commitments.

On November 22, 2011, we entered into a financing agreement with one non-US investor pursuant to which, the investor will make available of up to $1,000,000 by way of advances until the completion date of November 22, 2012. The completion date may be extended for an additional term of up to twelve months at the option of our company or the investor upon written notice on or before the completion date. The investor has indicated they are not interested in further funding and therefore the financing agreement has expired and we do not expect to be able to raise any further funds from this investor.

Effective March 28, 2012, we entered into a debt instrument with Fairhills Capital Offshore Ltd., whereby Fairhills Capital provided us with a $200,000 loan which came due on September 28, 2012 and carries a 2% annual rate of interest. The note was secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk. These shares are held in escrow by Fairhills Capital’s counsel and will be forfeited to Fairhills if we default on the note.  The Company has not received notice of default from Fairhills, however, the note is due and payable.  Based on the current trading price of the shares held in escrow, should Fairhills provide notice of default and liquidate the shares there would not be sufficient funds to pay the loan and the Company may be faced with payments due that it currently does not have sufficient funds to pay.

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

The financing allows, but does not require us to issue and sell up to the number of shares of common stock having an aggregate purchase price of $3,000,000 to Deer Valley.   Subject to the terms and conditions of the financing agreement and the registration rights agreement, we may, in our sole discretion, deliver a notice to Deer Valley which states the dollar amount which we intend to sell to Deer Valley on a certain date. The amount that we shall be entitled to sell to Deer Valley shall be equal to two hundred percent (200%) of the average daily volume (U.S. market only) of the common stock for the ten (10) trading days prior to the applicable notice date. Deer Valley will purchase our common stock valued at a 25% discount from the weighted average price for the five (5) trading days before receives our capital request. The shares that we sell to Deer Valley must be registered stock, among other conditions of investment. We have agreed not to use any of the funds raised under this offering to pay down the $200,000 loan to Fairhills and we will be required to raise additional funds outside of the Deer Valley agreement in order to meet that commitment.

There can be no assurance that we will raise any additional funds under the Deer Valley agreement or that we will be able to raise any additional funds to meet our obligations as they become due.

As we have not raised any funds to paydown the loan with Fairhills at any time Fairhills could place the note in default, in which case the pledged shares would be forfeited to Fairhills.  Should this occur the price of our shares may be affected and it may be difficult to raise additional capital.

We do not have sufficient funding to meet our next twelve month obligations. Our ability to meet our financial liabilities and commitments is primarily dependent upon our ability to borrow funds, the ability of Fairhills to raise funds under the financing arrangement by the sale of additional equity and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

For the three month, period ended November 30, 2012 as compared to the three month period ended November 30, 2011:

Our operating results for the three month periods ended November 30, 2012 and 2011 and from inception to November 30, 2012 are summarized as follows:

	2012	2011	Inception to November 30, 2012
Revenue	$-	$-	$-
Impairment of mineral properties	$-	$75,000	$740,000
Exploration expenses	$-	$-	$122,848
Mineral license fee	$-	$-	$3,466
Professional fees	$25,052	$11,972	$237,857
Management fees	$16,500	$7,500	$86,500
General and administration	$24,644	$12,456	$122,257
Net operating loss	$(66,196)	$(106,928)	$(1,312,928)

Revenues

We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Operating Expenses

For the three months ended November 30,  2012 and 2011, we incurred $66,196 and $106,928, respectively, in total operating expenses, a period-to-period decrease of $40,732, due to the amount of $75,000 for impairment of mineral properties for the three months ended November 30, 2011 ($nil during the three months ended November 30, 2012), as offset by a $13,080 increase in professional fees and $12,188 increase in general and administration expenses all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

Management fees for the three months ended November 30, 2012 were $16,500  compared to $7,500 for the comparable three months ended November 30, 2011.   This increase is due to the Company’s increase in operations by the appointment of a new officer and director who is investigating other mining prospects.

Professional fees for the three months ended November 30, 2012 increased by $13,080 to $25,052 as compared to $11,972 for the three months ended November 30, 2011. The increase is result of legal and professional fees related to services provided with respect to the financing agreement.

Interest expense for the three months ended November 30, 2012 was $2,391 as compared to interest expense of $Nil for the three months ended November 30, 2011. $2,391 was related to certain financing costs paid under terms of the financing agreement with Deer Valley. Interest expenses increased from no interest expense during the three months ended November 30, 2011 to $1000 for the three months ended November 30, 2012 related to interest on the loan with Fairhills Capital.

Net Loss

Our net loss for the three months ended November 30, 2012 and November 30, 2011 was ($69,587) and $(106,928) respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits:
Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective November 30, 2011	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
10.11	Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.12	Registration Rights Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.13	First Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.14	2% Secured Note dated March 28, 2012 with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.15	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2012.
10.16	Second Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.17	Assignment and Assumption Agreement between Fairhills Capital Offshore LLC, Deer Valley Management LLC and the Company.	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith

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

NEW AMERICA ENERGY CORP.

Date:	January 22, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)