Form 10-Q
period 2013-02-28
NEW AMERICA ENERGY CORP.
filed 2013-04-15
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

53,312,133 common shares outstanding as of April 10, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION COMPANY)
BALANCE SHEETS
As of February 28, 2013 and August 31, 2012

	February 28,	August 31,
	2013 (unaudited)	2012

ASSETS

Current Assets
Cash and equivalents	$103	$78,416
Prepaid expenses	3,500	-
Deferred financing costs	-	2,391
TOTAL ASSETS	$3,603	$80,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$15,917	$9,221
Accrued interest	3,700	1,700
Accounts payable – related parties	7,500	-
Short term loan	200,000	200,000
TOTAL LIABILITIES	227,117	210,921

Stockholders’ Equity
Common Stock, $.001 par value, 800,000,000 shares authorized, 53,312,133 and 52,692,133 shares issued and outstanding as at February 28, 2013 and August 31, 2012 respectively	53,312	52,692
Additional paid-in capital	1,096,115	1,083,235
Deficit accumulated during the exploration stage	(1,372,941)	(1,266,041)
Total stockholders’ equity (deficit)	(223,514)	(130,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,603	$80,807

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the Six Months Ended February 28, 2013 and February 29, 2012
And the Period from May 8, 2006 (Inception) to February 28, 2013

					Period from
					May 8, 2006
	Three Months Ended		Six Months Ended		(Inception) to
	February 28,	February 29,	February 28,	February 29,	February 28,
	2013	2012	2013	2012	2013
REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Impairment of mineral properties	-	-	-	75,000	740,000
Mineral license fees	-	-	-	-	3,466
Exploration expenses	-	104,823	-	104,823	122,848
Professional fees	5,744	36,044	30,796	48,016	243,601
Management fees	16,500	9,000	33,000	16,500	103,000
General and administration	14,069	20,150	38,713	32,606	136,326
Total operating expenses	36,313	170,017	102,509	276,945	1,349,241

Loss from operations	(36,313)	(170,017)	(102,509)	(276,945)	(1,349,241)

OTHER INCOME (EXPENSES)
Financing costs	-	-	(2,391)	-	(20,000)
Interest expenses	(1,000)	-	(2,000)	-	(3,700)
Total other income (expenses)	(1,000)	-	(4,391)	-	(23,700)

NET LOSS	$(37,313)	$(170,017)	$(106,900)	$(276,945)	$(1,372,941)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	53,312,133	51,655,252	53,205,945	51,374,329

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the Six Months Ended February 28, 2013 and February 29, 2012
 And the Period from May 8, 2006 (Inception) to February 28, 2013

			Period from
			May 8, 2006
	Six Months Ended		(Inception) to
	February 28,	February 29,	February 28,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(106,900)	$(276,945)	$(1,372,941)
Impairment on mineral property	-	75,000	740,000
Shares issued for consulting services	-	28,800	32,100
Amortization of financing costs	2,391	-	20,000
Accrued interest	2,000	-	3,700
Prepaid expenses	(3,500)	-	(3,500)
Accounts payable	14,196	(4,584)	24,259
Cash Flows Used by Operating Activities	(91,813)	(177,729)	(556,382)

Cash Flows From Investing Activities
Purchase of mineral property claims	-	-	(160,000)
Net Cash Used by Investing Activities	-	-	(160,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Short term loan	-	-	200,000
Financing costs for short term loan	-	-	(20,000)
Proceeds from sales of common stock, net	13,500	200,000	481,500
Cash Flows Provided By Financing Activities	13,500	200,000	716,485

Net Increase In Cash	(78,313)	22,271	103
Cash, beginning of period	78,416	19,992	-
Cash, end of period	$103	$42,263	$103

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$-	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued for consulting services	-	28,800	32,100
Shares issued to acquire option on mineral property	-	75,000	580,000
	$-	$103,800	$556,273

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2013

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

On June 26, 2012, the board of directors of the Company and certain shareholders hold majority voting rights approved the increase of our authorized capital from 75,000,000 to 800,000,000 shares of common stock.   On November 14, 2012, the Company filed the articles of amendment with the State of Nevada to effect the increase in authorized share capital.

As a result of the GeoXplor  agreements, the Company is currently focused exclusively on the acquisition and development of mineral resource properties.

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
February 28, 2013

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
February 28, 2013

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
February 28, 2013

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
February 28, 2013

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

The Company received a verbal agreement from GeoXplor to extend the  payment of $25,000 which was due March 4, 2013.  The verbal agreement does not provide a date by which the payment must be made.

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

During the six month period ended February 28, 2013, we paid $1,500 to Midsouth in regard to a draw down of $15,000 pursuant to the financing agreement described below in Note 6, which amount was recorded as additional paid in capital.

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk. During the six month period ended February 28, 2013, Mr. Walchuk invoiced the Company $42,247, which included $24,000 as management fees and $18,247 for expenses. The Company made cash payments to pay these amounts in full. During the period ended February 28, 2013 the Company advanced $3,500 to Mr. Walchuk for expenses to be incurred in March 2013, which amount is recorded on the Company’s balance sheet as Prepaid expenses.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the six month period ended February 28, 2013, Mr. Tsingos invoiced the Company $10,200, which included $9,000 as management fees and $1,200 for expenses. The Company made cash payments in the amount of $2,700, leaving amount of $7,500 owing to Mr. Tsingos as at February 28, 2013 as accounts payable – related parties.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2013

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
February 28, 2013

NOTE 6 – FINANCING AGREEMENT (continued)

On March 28, 2012, we entered into a debt instrument (the “Loan”) with Fairhills whereby Fairhills Capital provided us with a $200,000 loan which was due by September 28, 2012 and carries a 2% annual rate of interest. The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills financing to repay this note. The note was secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk. These shares shall be held in escrow by Fairhills Capital’s counsel and will be forfeited to Fairhills if we default on the note.

The Company paid $20,000 in financing fees in respect to the funds advanced by Fairhills (see Note 4 - Commitment).  During the three month period ended February 28, 2013, we paid a further $1,500 in fees in regard to a draw-down of $15,000 pursuant to the financing agreement with Fairhills.  On September 28, 2012, the Fairhills note was due and payable.   The Company does not currently have sufficient funds to pay the note due.    The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills/Deer Valley financing to repay this note.  The note is secured by 3,333,333 shares of the Company’s restricted common stock owned by the Company’s director and officer, Rick Walchuk, which are being held in escrow by Fairhills’s counsel.  As the Company is in default of this loan, Fairhills has the right to the shares held in escrow, however, at the current price of the shares, the sale of the escrowed shares will not be sufficient to retire the debt.  As of the filing of this report, of which these financial statements form a part, Fairhills has not exercised its right to claim such shares held in escrow.

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

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $466,800, which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL) adjusted for the following items:

For the period ended	February 28, 2013	August 31, 2012
Book loss for the period	$(106,900)	$(474,997)
Adjustments:	-	-
Tax loss for the year	(106,900)	(474,997)
Estimated effective tax rate	34%	34%
Deferred tax asset	$36,340	$161,500

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
February 28, 2013

NOTE 8 – INCOME TAXES (continued)

The total valuation allowance is $466,800. Details for the last two periods are as follows:

For the period ended	February 28, 2013	August 31, 2012
Deferred tax asset	$36,340	$161,500
Valuation allowance	(36,340)	(161,500)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of February 28, 2013 was $1,372,941 as itemized below:

Year	Amount $	Expiration
2006	43,985	2026
2007	25,000	2027
2008	9,000	2028
2009	10,000	2029
2010	10,842	2030
2011	692,217	2031
2012	474,997	2032
2013	106,900	2033
	1,372,941

NOTE 9- SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to February 28, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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
On February 29, 2012, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims. On June 20, 2012, we entered into an amended purchase agreement whereby we agreed to further amend and entirely replace the Amended Agreement with the new agreement, which modifies the consideration provided to GeoXplor by us for the Original and New Claims.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital
	February 28, 2013 ($)	August 31, 2012 ($)	Change between August 31, 2012 and February 28, 2013 ($)
Current Assets	3,603	80,807	(77,204)
Current Liabilities	227,117	210,921	(16,196)
Working Capital/(Deficit)	(223,514)	(130,114)	93,400

Cash Flows
	Six Months Ended February 28, 2013 ($)	Six Months Ended February 29, 2012 ($)	Period from Inception (May 8, 2006) to February 28, 2013 ($)
Cash Flows from Operating Activities	(91,813)	(177,729)	(556,382)
Cash Flows provided by/(used in) Investing Activities	-	-	(160,000)
Cash Flows from Financing Activities	13,500	200,000	716,485
Net Increase (Decrease) in Cash During Period	(78,313)	22,271	103

Cash on hand at February 28, 2013 was $103 as compared to $78,416 at August 31, 2012. Our total liabilities at February 28, 2013 were $227,117 as compared to $210,921 at August 31, 2012.   Total liabilities remained relatively constant while cash decreased as we paid down liabilities during the six month period ended February 28, 2013 which paydown was offset by additional operational expenses during the six month period.

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

Results of Operations

For the three and six month, period ended February 28, 2013 as compared to the three and six month period ended February 29, 2012:

Our operating results for the three month periods ended February 28, 2013 and February 29, 2012 and from inception to February 28, 2013 are summarized as follows:

	For the three months ended		For the six months ended		From Inception
	February 28,	February 29,	February 28,	February 29,	to February 28,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-
Impairment of mineral properties	$-	$-	$-	$75,000	$740,000
Exploration expenses	$-	$104,823	$-	$104,823	$122,848
Mineral license fee	$-	$-	$-	$-	$3,466
Professional fees	$5,744	$36,044	$30,796	$48,016	$243,601
Management fees	$16,500	$9,000	$33,000	$16,500	$103,000
General and administration	$14,069	$20,150	$38,713	$32,606	$136,326
Net loss	$(36,313)	$(170,017)	$(102,509)	$(276,945)	$(1,349,241)

Revenues

We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Operating Expenses

For the three months ended February 28, 2013 and February 29, 2012, we incurred $36,313 and $170,017, respectively, in total operating expenses, a period-to-period decrease of $133,704, due to the amount of $104,823 for exploration expenses of mineral properties for the three months ended February 29, 2012 ($nil during the three months ended February 28, 2013), amount of $30,300 in professional fees and and $6,081 decrease in general and administration expenses all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

For the six months ended February 28, 2013 and February 29, 2012, we incurred $102,509 and $276,945, respectively, in total operating expenses, a period-to-period decrease of $174,436. The decrease in total expense is primarily a result of the decrease of $75,000 on impairment of mineral properties from $75,000 to $nil, decrease of $104,823 on exploration expenses ($nil during the six months ended February 28, 2013), and decrease of $17,220 in professional fees, by offset an increase of $6,107 in general and administration expenses, all relating to the fact that the Company is actively pursuing its business plan in relation to its mining operations.

Management fees for the three and six months ended February 28, 2013 were $16,500 and $33,000 compared to $9,000 and $16,500 for the comparable three and six months ended February 29, 2012.   This increase is due to the Company’s increase in operations by the appointment of a new officer and director who is investigating other mining prospects.

Financing expense for the three and six months ended February 28, 2013 was $nil and $2,391 as compared to financing expense of $Nil for the three and six months ended February 29, 2012. $2,391 was related to certain financing costs paid under terms of the financing agreement with Deer Valley. Interest expenses increased from no interest expense during the three and six months ended February 29, 2012 to $1,000 and $2,000 for the three and six months ended February 28, 2013 related to interest on the loan with Fairhills Capital.

Net Loss

Our net loss for the three and six months ended February 28, 2013 was ($37,313) and ($106,900) as compared to ($170,017) and ($276,945) for the three and six months ended February 29, 2012, respectively.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

 Exhibits:

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective February 29, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
10.11	Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.12	Registration Rights Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.13	First Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.14	2% Secured Note dated March 28, 2012 with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.15	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2012.
10.16	Second Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.17	Assignment and Assumption Agreement between Fairhills Capital Offshore LLC, Deer Valley Management LLC and the Company.	Incorporated by reference to our Current Report on Form 10-Q filed on January 22,2013.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith

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

NEW AMERICA ENERGY CORP.

Date:	April 15, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)