Form 10-Q
period 2013-05-31
NEW AMERICA ENERGY CORP.
filed 2013-07-15
CIK 1373853

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

53,312,133 common shares outstanding as of June 24, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

New America Energy Corp.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION COMPANY)
BALANCE SHEETS
As of May 31, 2013 and August 31, 2012

	May 31, 2013 (unaudited)	August 31, 2012

ASSETS

Current Assets
Cash and equivalents	$62	$78,416
Deferred financing costs	-	2,391
TOTAL ASSETS	$62	$80,807

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$23,567	$9,221
Accrued interest	4,728	1,700
Accounts payable – related parties	20,681	-
Short term loan	202,285	200,000
TOTAL LIABILITIES	251,261	210,921

Stockholders’ Equity
Common Stock, $.001 par value, 800,000,000 shares authorized, 53,312,133 and 52,692,133 shares issued and outstanding as at May 31, 2013 and August 31, 2012 respectively	53,312	52,692
Additional paid-in capital	1,096,115	1,083,235
Deficit accumulated during the exploration stage	(1,400,626)	(1,266,041)
Total stockholders’ equity (deficit)	(251,199)	(130,114)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62	$80,807

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (unaudited)
For the Nine Months Ended May 31, 2013 and 2012
And the Period from May 8, 2006 (Inception) to May 31, 2013

					Period from
					May 8, 2006
	Three Months Ended		Nine Months Ended		(Inception) to
	May 31,		May 31,		May 31,
	2013	2012	2013	2012	2013

REVENUES	$-	$-	$-	$-	$-

EXPENSES:
Impairment of mineral properties	-	-	-	75,000	740,000
Mineral license fees	-	-	-	-	3,466
Exploration expenses	-	-	-	104,823	122,848
Professional fees	7,177	18,653	37,973	66,669	250,778
Management fees	16,500	12,000	49,500	28,500	119,500
General and administration	2,980	22,010	41,693	54,616	139,306
Total operating expenses	26,657	52,663	129,166	329,608	1,375,898

Loss from operations	(26,657)	(52,663)	(129,166)	(329,608)	(1,375,898)

OTHER INCOME (EXPENSES)
Financing costs	-	(20,000)	(2,391)	(20,000)	(20,000)
Interest expenses	(1,028)	(700)	(3,028)	(700)	(4,728)
Total other income (expenses)	(1,028)	(20,700)	(5,419)	(20,700)	(24,728)

NET LOSS	$(27,685)	$(73,363)	$(134,585)	$(350,308)	$(1,400,626)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING: BASIC AND DILUTED	53,312,133	51,923,872	53,241,730	51,558,847

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (unaudited)
For the Nine Months Ended May 31, 2013 and 2012
 And the Period from May 8, 2006 (Inception) to May 31, 2013

			Period from
			May 8, 2006
	Nine Months Ended		(Inception) to
	May 31,		May 31,
	2013	2012	2013
Cash Flows From Operating Activities
Net loss	$(134,585)	$(350,308)	$(1,400,626)
Impairment on mineral property	-	75,000	740,000
Shares issued for consulting services	-	32,100	32,100
Amortization of financing costs	2,391	-	20,000
Accrued interest	3,028	700	4,728
Accounts payable	35,027	(7,247)	45,090
Cash Flows Used by Operating Activities	(94,139)	(249,755)	(558,708)

Cash Flows From Investing Activities
Purchase of mineral property claims	-	-	(160,000)
Net Cash Used by Investing Activities	-	-	(160,000)

Cash Flows From Financing Activities
Proceeds from related parties	-	-	54,985
Short term loan	2,285	200,000	202,285
Financing costs for short term loan	-	-	(20,000)
Proceeds from sales of common stock, net	13,500	200,000	481,500
Cash Flows Provided By Financing Activities	15,785	400,000	718,770

Net Increase In Cash	(78,354)	150,245	62
Cash, beginning of period	78,416	19,992	-
Cash, end of period	$62	$170,237	$62

Supplemental Cash Flow Information
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental non-cash financing activity:
Related party loan forgiven as additional paid in capital	$-	$-	$(54,985)
Accrued expense forgiven as additional paid in capital	-	-	(842)
Shares issued for consulting services	-	32,100	32,100
Shares issued to acquire option on mineral property	-	75,000	580,000
	$-	$107,100	$556,273

See accompanying notes to the interim financial statements

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

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

On May 31, 2011, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement. Pursuant to the terms of the agreement, we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims.  Further on June 20, 2012, we entered into an amended property acquisition agreement which amended and replaced the May 31, 2011 agreement and the October 27, 2011 agreement. Under the amended agreement we amended and extended the terms for payments to GeoXplor Corp. in exchange for the issuance of additional shares.  On May 24, 2013, the Company received a letter of default from GeoXplor which give the Company 30 days to cure such default or the property rights will terminate and the Company will have no further rights or interest in or to the property.

On June 26, 2012, the board of directors of the Company and certain shareholders hold majority voting rights approved the increase of our authorized capital from 75,000,000 to 800,000,000 shares of common stock.   On November 14, 2012, the Company filed the articles of amendment with the State of Nevada to effect the increase in authorized share capital.

As a result of the GeoXplor agreements, the Company has been focused exclusively on the acquisition and development of mineral resource properties.  However, due to the current difficulty in raising exploration funds in the mining industry, the Company is currently seeking other acquisitions that may be easier to raise funds for.  The Company is currently in discussion with one such acquisition in the food industry.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

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

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (continued)

Impairment of Mineral Properties (continued)

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
May 31, 2013

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
May 31, 2013

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

On May 24, 2013, the Company received a letter of default from GeoXplor which give the Company 30 days to cure such default or the property rights will terminate and the Company will have no further rights or interest in or to the property.

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

During the nine month period ended May 31, 2013, we paid $1,500 to Midsouth in regard to draw down of $15,000 pursuant to the financing agreement described below in Note 6, which amount was recorded as additional paid in capital.

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

NOTE 5 – RELATED PARTY TRANSACTIONS

On November 1, 2010, the Company entered into a three-year consulting agreement with Rick Walchuk, a director and officer of the Company. Under the terms of the agreement, Mr. Walchuk was paid $2,500 a month, which increased to $4,000 a month commencing June 1, 2012, payable on the 1st of each month, pursuant to the services to be rendered by Mr. Walchuk. During the nine month period ended May 31, 2013, Mr. Walchuk invoiced the Company $54,428, which included $36,000 as management fees and $18,428 for expenses. The Company made cash payments of $45,747, leaving amount of $8,681 owing to Mr. Walchuk as at May 31, 2013, which is reflected on the Company’s balance sheet as, accounts payable – related parties.

On January 30, 2012, Mr. Alexandros Tsingos, was appointed a director and Secretary of the Company. During the nine month period ended May 31, 2013, Mr. Tsingos invoiced the Company $14,700, which included $13,500 as management fees and $1,200 for expenses. The Company made cash payments in the amount of $2,700, leaving the amount of $12,000 owing to Mr. Tsingos as at May 31, 2013 which is reflected on the Company’s balance sheet as,  accounts payable – related parties. On May 24, 2013, Mr. Alexandros Tsingos resigned as a director and secretary of the Company.

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

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

NOTE 6 – FINANCING AGREEMENT (continued)

At an assumed purchase price under the Investment Agreement of $0.04595 (equal to 75% of the closing price of our common stock of $0.0612on May 25, 2012), we will be able to receive up to $436,525 in gross proceeds, assuming the sale of the entire 9,500,000 Shares being registered hereunder pursuant to the Investment Agreement. At an assumed purchase price of $0.04595 under the Investment Agreement, we would be required to register 55,788,357 additional shares to obtain the balance of $2,563,475 under the Investment Agreement.  Fairhills has agreed to refrain from holding an amount of shares which would result in Fairhills from owning more than 4.99% of the then-outstanding shares of our common stock at any one time.

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

The Company paid $20,000 in financing fees in respect to the funds advanced by Fairhills (see Note 4 - Commitment).  During the three month period ended February 28, 2013, we paid a further $1,500 in fees in regard to a draw-down of $15,000 pursuant to the financing agreement with Fairhills.  On September 28, 2012, the Fairhills note was due and payable.   The Company does not currently have sufficient funds to pay the note due.    The note is not convertible into our common stock and we have agreed that we will not use the funds raised in the Fairhills/Deer Valley financing to repay this note.  The note is secured by 3,333,333 shares of the Company’s restricted common stock owned by the Company’s director and officer, Rick Walchuk, which are being held in escrow by Fairhills’s counsel.  As the Company is in default of this loan, Fairhills has the right to the shares held in escrow, however, at the current price of the shares, the sale of the escrowed shares will not be sufficient to retire the debt.  Under the terms of the Loan, non-payment of the Loan is an event of default and the amount due under the Loan shall become due and payable immediately at the election of the Holder. Upon default of any of the obligations set forth in the Loan, Fairhills may enter judgment for (i) the release of the Security; or (ii) the full amount due plus all costs of collection, including without limitation court costs and reasonable attorney's fees.  The Company has received notice of default from Fairhills on June 20, 2013 and therefore it may become subject to a judgment under the Loan should Fairhills not be prepared to negotiate a settlement.   To date, no court action has been taken by Fairhills.

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
May 31, 2013

NOTE 8 – CAPITAL STOCK

On October 1, 2012, the Company drew down $15,000 pursuant to the financing agreement described above in Note 6, and issued a total of 620,000 shares of common stock of the Company at a price of $0.02419 per share.

NOTE 9 – INCOME TAXES

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

For the period ended	May 31, 2013	August 31, 2012
Book loss for the period	$(134,585)	$(474,997)
Adjustments:	-	-
Tax loss for the year	(134,585)	(474,997)
Estimated effective tax rate	34%	34%
Deferred tax asset	$45,750	$161,500

The total valuation allowance is $476,213. Details for the last two periods are as follows:

For the period ended	May 31, 2013	August 31, 2012
Deferred tax asset	$45,750	$161,500
Valuation allowance	(45,750)	(161,500)
Current taxes payable	-	-
Income tax expense	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carry forward as of May 31, 2013 was $1,400,626 as itemized below:

Year	Amount $	Expiration
2006	43,985	2026
2007	25,000	2027
2008	9,000	2028
2009	10,000	2029
2010	10,842	2030
2011	692,217	2031
2012	474,997	2032
2013	134,585	2033
	1,400,626

NEW AMERICA ENERGY CORP.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
May 31, 2013

NOTE 10- SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to May 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On February 29, 2012, we entered into a property acquisition agreement with GeoXplor Corp. Pursuant to the terms of the agreement we acquired an option, as well as exploration rights, in certain unpatented mining claims located in Clayton Valley, Nye County, Nevada. Subsequently, on October 27, 2011, we entered into an amended property acquisition agreement whereby we acquired additional claims. On June 20, 2012, we entered into an amended purchase agreement whereby we agreed to further amend and entirely replace the Amended Agreement with the new agreement, which modifies the consideration provided to GeoXplor by us for the Original and New Claims.  The Company is currently in default of its payment obligations for the GeoXplor claims it currently holds and will forfeit those claims on June 24, 2013 if the default is not cured prior.

Funds for exploration are difficult to raise at this time in the current financial climate, therefore the Company is seeking other potential acquisitions where it may acquire a company with operations or it may find an acquisition more easily financeable.   The Company is currently reviewing a potential letter of intent with a company in the food industry.

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

Liquidity & Capital Resources

We are an exploration stage company engaged in the exploration of mineral properties. To date, we have not generated any revenues.

Working Capital
	May 31, 2013 ($)	August 31, 2012 ($)	Change between August 31, 2012 and May 31, 2013 ($)
Current Assets	62	80,807	(80,745)
Current Liabilities	251,261	210,921	(40,340)
Working Capital/(Deficit)	(251,199)	(130,114)	121,085

Cash Flows
	Nine Months Ended May 31, 2013 ($)	Nine Months Ended May 31, 2012 ($)	Period from Inception (May 8, 2006) to May 31, 2013 ($)
Cash Flows from Operating Activities	(94,139)	(249,755)	(558,708)
Cash Flows provided by/(used in) Investing Activities	-	-	(160,000)
Cash Flows from Financing Activities	15,785	400,000	718,770
Net Increase (Decrease) in Cash During Period	(78,354)	150,245	62

Cash on hand at May 31, 2013 was $62 as compared to $78,416 at August 31, 2012. Our total liabilities at May 31, 2013 were $251,199 as compared to $210,921 at August 31, 2012.   Total liabilities increased due to that the Company didn’t have enough cash to paydown operational expenses during the nine month period.

Pursuant to the option of certain mineral claims with GeoXplor entered into on May 30, 2011, which was amended on October 27, 2011 and subsequently was amended on June 20, 2012, we had a contingent liability of $375,000 to be expended on or before November 30, 2013, of which $175,000 is by way of option payments with $25,000 due on March 4, 2013 and $150,000 was due on May 31, 2013 and $200,000 is required to be spent on exploration activities, of which we have expended approximately $125,000 leaving us with approximately $250,000 to be expended in the next twelve months with $175,000 in option payments coming due and the requirement to expend $75,000 on exploration.  The Company has received a notice of default on the GeoXplor properties and it will not be able to meet its financial commitments on June 24, 2013 on the property, therefore the property will be forfeited.

The Company is currently reviewing other potential acquisitions and hopes to close on an acquisition during the quarter ended August 31, 2013.  The Company cannot at this time determine how much funding will be required to make an acquisition, or if any funding will be required.   However, the Company has determined it will require a minimum of $100,000 just to meet operations for the next twelve months.

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

Effective March 28, 2012, we entered into a debt instrument with Fairhills Capital Offshore Ltd., whereby Fairhills provided us with a $200,000 loan which came due on September 28, 2012 and carries a 2% annual rate of interest. The note is secured by 3,333,333 shares of our restricted common stock owned by our director and officer, Rick Walchuk. The Company received notification of default from Fairhills on June 20, 2013.  Based on the current trading price of the shares held in escrow, should Fairhills liquidate the shares there would not be sufficient funds to pay the loan and the Company will be  faced with payments due that it currently does not have sufficient funds to pay.   The Company intends to try to renegotiate the terms of the loan with Fairhills, however, there can be no assurance that it will be successful in doing so.   This loan may hamper the ability of the Company to close on any identified acquisitions.

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

Results of Operations

For the three and nine month, period ended May 31, 2013 as compared to the three and nine month period ended May 31, 2012:

Our operating results for the three month periods ended May 31, 2013 and 2012 and from inception to May 31, 2013 are summarized as follows:

	For the three months ended		For the nine months ended		From Inception
	May 31,	May 31,	May 31,	May 31,	to May 31,
	2013	2012	2013	2012	2013
Revenue	$-	$-	$-	$-	$-
Impairment of mineral properties	$-	$-	$-	$75,000	$740,000
Exploration expenses	$-	$-	$-	$104,823	$122,848
Mineral license fee	$-	$-	$-	$-	$3,466
Professional fees	$7,177	$18,653	$37,973	$66,669	$250,778
Management fees	$16,500	$12,000	$49,500	$28,500	$119,500
General and administration	$2,980	$22,010	$41,693	$54,616	$139,306
Net loss	$(26,657)	$(52,663)	$(129,166)	$(329,608)	$(1,375,898)

Revenues

We do not have any revenues and have not had any revenue since inception on May 8, 2006.

Operating Expenses

For the three months ended May 31, 2013 and 2012, we incurred $26,657 and $52,663, respectively, in total operating expenses, a period-to-period decrease of $26,006, due to a decrease of $11,476 in professional fees and $19,030 in general and administration expenses as the Company has had limited due to a lack of available working capital.

For the nine months ended May 31, 2013 and 2012, we incurred $129,166 and $329,608, respectively, in total operating expenses, a period-to-period decrease of $200,442. The decrease in total expense is primarily a result of the fact that during the nine months ended May 31, 2012, the Company took a $75,000  impairment of its mineral properties with no comparable impairment during the nine months ended May 31, 2013, combined with a  decrease of $104,823 for exploration expenses ($nil during the nine months ended May 31, 2013), and a decrease of $28,696 in professional fees and $12,923 in general and administration expenses, mainly related to the fact that the Company has not had sufficient capital to pursue its mining project and has merely been funding limited operations for the nine months ended May 31, 2013.

Management fees for the three and nine months ended May 31, 2013 were $16,500 and $49,500 compared to $12,000 and $28,500 for the comparable three and nine months ended May 31, 2012.   This increase is due to the Company’s appointment of a new officer and director during the nine months ended May 31, 2013.

Financing costs for the nine months ended May 31, 2013 were $2,391 as compared to as compared to financing costs of $20,000 for the nine months ended May 31, 2012.  The costs during May 31, 2012 were related to fees for the Fairhills equity line.  Interest expenses increased from $700 during the nine months ended May 31, 2012 to $3,028 for the nine months ended May 31, 2013 as the Company borrowed additional capital for operations and was required to accrue interest on the loan with Fairhills Capital.

Net Loss

Our net loss for the three and nine months ended May 31, 2013 was ($27,685) and ($134,585) as compared to ($73,363) and ($350,308) for the three and nine months ended May 31, 2012, respectively.  Losses decreased due to decreased operations.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosures

None.

Item 5.  Other Information

On May 24, 2013, the Company received the resignation of Alexander Tsingos as a director and secretary of the Company.

Item 6.  Exhibits

 Exhibits:

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Rick Walchuk dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.4	Consulting Agreement with Rick Walchuk dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective February 29, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
10.11	Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.12	Registration Rights Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.13	First Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.14	2% Secured Note dated March 28, 2012 with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.15	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2012.
10.16	Second Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.17	Assignment and Assumption Agreement between Fairhills Capital Offshore LLC, Deer Valley Management LLC and the Company.	Incorporated by reference to our Form 10-Q filed on January 22, 2013.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith

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

NEW AMERICA ENERGY CORP.

Date:	July 15, 2013	By:	/s/ Rick Walchuk
		Name:	Rick Walchuk
		Title:	Chief Executive Officer, Chief Financial Officer, President, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)