Form 10-K
period 2015-08-31
NEW AMERICA ENERGY CORP.
filed 2021-04-27
CIK 1373853

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal years ended August 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-54243

Commission File Number

NEW AMERICA ENERGY CORP.

(Exact name of registrant as specified in its charter)

Nevada	26-4144571
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Vaughan Drive, Alpharetta GA	30009
(Address of principal executive offices)	(Zip Code)

(470) 767-8794

(Registrant’s  telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value

Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

i

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $26,619,000 (based on 5,663,636,806 shares held by non-affiliates and a closing market price of $0.0047 per share) as of February 28, 2021 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

5,670,596,576 shares of common stock issued and outstanding as of March 30, 2021

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

None

ii

iii

PART I

ITEM 1. BUSINESS

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;

•risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;

•risks related to the failure to successfully manage or achieve growth of our business if we are successful in identify a viable mineral resource, and;

•other risks and uncertainties related to our business strategy.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this Annual Report, the terms “we,” “us,” “Company,” “our” and “New America” mean New America Energy Corp., unless otherwise indicated.

Corporate Information

The address of our principal executive office is 240 Vaughan Drive, Alpharetta GA 30009 Our telephone number is 470-767-8794. Our place of business is located at 4775 Buford Highway, Chamblee GA 30341

Our common stock is quoted on the OTCBB (“Over-the-Counter- Bulletin-Board”) under the symbol “NECA”.

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

On September 17, 2013, the Company purchased Title King LLC for 50,000,000 shares of common stock

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

As of the balance sheet date, we have not generated any revenues from operations.

Our common stock is traded over-the-counter on the OTCBB under the ticker symbol “NECA.”

Our Current Business

As of August 31, 2015, we were a pre-revenue generating enterprise engaged in short-term lending of high interest rate loans collateralized by automobiles.

Specifically, our business model entails lending no more than 25% of the retail value of an automobile and taking a security interest in the underlying asset. All transactions are with owners who own their vehicles outright with no outstanding liens. In order to ensure that the retail value is estimated correctly, we use the Vehicle Identification Number of the car to determine if there have been any accidents or reported mechanical failures. We use the Mannheim Market Report to determine the fair value and lend accordingly. We hold the title in our possession until the automobile is returned and the loan is paid off.

Commencing in May 2016, the Company has initiated an app on its website called BestTitleDeal. (“BTD”) BTD is a mobile application that allows consumers to know the value of their automobile for trade-in or title loans without the pressure of a dealership or predatory lending. We believe that this will drive traffic to us as well as to receive referral fees that we might derive by forwarding our customers for other services.

Our Current Financing

On March 28, 2012, we entered into an investment agreement (the “Investment Agreement”) with Fairhills Capital Offshore Ltd., a Cayman Islands company (“Fairhills”). Pursuant to the terms of the Investment Agreement, Fairhills has committed to purchase up to Three Million Dollars ($3,000,000) of our common stock over a period of up to thirty-six (36) months.

On October 1, 2012, the Company drew down $15,000 in funds, after a commission of $1,500, under the Investment Agreement and issued 620,000 Shares to Fairhills.

As of the date of this filing, the Investment agreement is not outstanding.

Market, Customers and Distribution Methods

Our target market is the subprime market, borrowers with credit scores below 600, who require immediate cash. The overwhelming majority of our business comes from drive-by traffic. However, we acquire customers through placing postcards and fliers at nearby malls and parking lots. We also use direct door mailers

Competition

Our primary competition comes from payday lenders and pawn shops.

Intellectual Property

We have not filed for any protection of our trademark, and we do not have any other intellectual property.

Research and Development

We did not incur any research and development expenses during the three year period ended August 31, 2015.

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

Employees

As of August 31, 2015 we did not have any employees. Jeff Canouse is our Chief Executive on a part time basis.

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

The risks and uncertainties described below could materially and adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from our expectations and projections. You should read these Risk Factors in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and related notes in Item 8. There also may be other factors that we cannot anticipate or that are not described in this report generally because we do not currently perceive them to be material. Those factors could cause results to differ materially from our expectations.

Risks Relating to Our Business and Industry

The industry in which we operate is strictly regulated at both the state and federal levels. Changes in applicable laws and regulations governing consumer protection, lending practices and other aspects of our business, or our failure to comply with applicable laws and regulations, could have a significant adverse impact on our business, results of operations, financial condition and ability to service our debt obligations.

Our business and products are subject to extensive regulation by state, federal and local governments that may impose significant costs or limitations on the way we conduct or expand our business. In general, these regulations are intended to protect consumers, not our investors or creditors.

Our business operates under a variety of state statutes and regulations, including those relating to:

•licensing and posting of fees;

•lending practices, including disclosure requirements such as those contained in state truth in lending laws and related consumer protection laws;

•interest rates and fees;

•currency reporting;

•recording and reporting of certain financial transactions;

•privacy and data security of personal consumer information;

•prompt remittance of excess proceeds from the sale of repossessed automobiles in certain states in which we operate; and

•serving as a credit services organization, or “CSO,” in certain states in which we may expand our operations.

Most states with laws that specifically regulate our products and services establish allowable fees, interest and other financial terms. In addition, many states regulate the maximum amount, maturity and renewal or extension of terms for the loans we provide. The terms of our products and services vary from state to state in order to comply with the specific laws and regulations of those states. For example, we are prohibited from providing automobile title loans in excess of $2,500 in Mississippi and Tennessee, $3,500 in Florida and $4,000 in Illinois (under certain circumstances). In addition, we may not provide an automobile title loan to a customer under the age of 19 in

Alabama and under the age of 18 in all other states in which we currently operate. Our business is primarily regulated at the state level, although at the federal level, we are subject to requirements applicable to military personnel and certain federal lending requirements such as Truth in Lending disclosure requirements. Our failure or the failure of any of our employees to comply with applicable state and federal requirements, whether voluntary or involuntary, could require us to discontinue our automobile title lending business in applicable jurisdictions, which could negatively impact our business. Failure to comply with applicable laws or regulations could result in sanctions by regulatory agencies, civil money penalties or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations.

The laws and regulations governing our business are subject to change. In recent years, certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain consumer loan products, including title loans.

The Dodd-Frank Act, as well as proposed legislation in various states if adopted, could negatively affect our business and results of operations.

The Dodd-Frank Act that took effect on July 21, 2010 is extensive and significant legislation that, among other things:

•creates a liquidation framework for the resolution of large bank holding companies and systemically significant nonbank financial companies;

•creates a new framework for the regulation of over-the-counter derivatives activities;

•strengthens the regulatory oversight of securities and capital markets activities by the SEC; and

•creates the CFPB, a new federal authority responsible for administering and enforcing the laws and regulations for consumer financial products and services.

The Dodd-Frank Act will impact the offering, marketing and regulation of consumer financial products and services offered by financial institutions, which may include the products and services offered by the Company. The CFPB has supervision, examination and enforcement authority over the consumer financial products and services of certain non-depository institutions, which could include the Company. Compliance with the regulations implemented under the Dodd-Frank Act or the oversight of the SEC or CFPB may impose costs on, create operational constraints for or place limits on pricing with respect to finance companies such as the Company. Until implementing regulations are issued, no assurance can be given that these new requirements imposed by the Dodd-Frank Act will not increase our cost of doing business, impose new restrictions on the way in which we conduct our business or add significant operational constraints that might impair our profitability. The CFPB also has the power to define and ban “unfair, deceptive or abusive” practices in connection with consumer products.

We are currently following legislative and regulatory developments in Congress and in individual states where we conduct business. It is difficult to assess the likelihood of the enactment of any unfavorable federal or state legislation, and there can be no assurance that additional legislative or regulatory initiatives will not be enacted which would severely restrict, prohibit or eliminate our ability to offer title loans. Any federal or state legislative or regulatory action that would serve to restrict the types of activities in which the Company is engaged could have a material adverse impact on our business, prospects, results of operations, financial condition and cash flows and could impair our ability to service our debt obligations and to continue current operations. Examples of such actions include, among others, the imposition of limits on APRs on consumer loan transactions or the prohibition of cash advance and similar services. The extent of the impact of any future legislative or regulatory changes will depend on the nature of the legislative or regulatory change, the jurisdictions to which the new or modified laws would apply and the amount of business we do in that jurisdiction. Moreover, similar actions by states in which we do not currently operate could limit our opportunities to pursue our growth strategies.

In addition to state and federal laws and regulations, our business is subject to various local rules and regulations such as local zoning regulation and permit licensing. Local jurisdictions’ efforts to restrict the business of alternative financial services product providers through the use of local zoning and permitting laws have been on the rise.

Actions taken in the future by local governing bodies to require special use permits or impose other restrictions on such lenders could have a material adverse effect on us. For example, the Dallas and Austin, Texas City Councils both recently passed ordinances that would restrict extensions of consumer credit by title lenders within city limits by, among other things, linking maximum allowable loan size to 3% of a consumer’s gross annual income, mandating a 25% principal reduction requirement on refinances or renewals and limiting the term of a loan to no more than four months.

Failure to maintain certain criteria required by state and local regulatory bodies could result in fines or the loss of our licenses to conduct business.

Most states in which we operate require licenses to conduct our business. These states or their respective regulatory bodies have established criteria we must meet in order to obtain, maintain and renew those licenses. For example, many of the states in which we operate require us to maintain a minimum amount of net worth or equity. From time to time, we are subject to audits in these states to ensure we are meeting the applicable requirements to maintain these licenses. Failure to meet these requirements could result in the revocation of our existing licenses, the denial of our new licensing requests or the imposition of fines, which could adversely affect our results of operations, cash flows and ability to service our debt obligations. We also cannot guarantee that future license applications or renewals will not be denied. If we were to lose any of our licenses to conduct our business, it could result in the temporary or permanent closure of stores, which could adversely affect our results of operations, cash flows and ability to service our debt obligations.

Media reports and public perception of consumer loans, such as automobile title loans, as being predatory or abusive could materially adversely affect our business.

Certain consumer advocacy groups and federal and state legislators have asserted that laws and regulations should be tightened to severely limit, if not eliminate, the availability of certain loan products, such as automobile title loans, to consumers. The consumer advocacy groups and media reports generally focus on the cost to a consumer for this type of loan, which is often alleged to be higher than the interest typically charged by banks or similar lending institutions to consumers with better credit histories. The consumer advocacy groups and media reports characterize these consumer loans as predatory or abusive without discussing the lack of viable alternatives for our customers’ borrowing needs or the comparatively higher cost to the customer when alternatives are not available. If the negative characterization of these types of loans becomes increasingly accepted by consumers, demand for automobile title loans could significantly decrease, which could have a material adverse effect on our business, results of operations and financial condition. Additionally, if the negative characterization of these types of loans is accepted by legislators and regulators, we could become subject to more restrictive laws and regulations, which could have a material adverse effect on our business, results of operations and financial condition.

Legal proceedings may have a material adverse impact on our results of operations, cash flows, financial condition and ability to service our debt obligations.

In the past, we and our competitors have been subject to regulatory proceedings, class action lawsuits and other litigation regarding the offering of alternative financial services. We are currently a defendant in multiple legal proceedings. See “Item 3. Legal Proceedings.” It is likely that in the future, we will be subject to currently unforeseen legal proceedings. The adverse resolution of any current or future legal proceeding could cause us to have to refund fees and interest collected, refund the principal amount of advances, pay damages or other monetary penalties or modify or terminate our operations in certain local, state or federal jurisdictions. The defense of such legal proceedings, even if successful, requires significant time and attention of our senior officers and other management personnel that would otherwise be spent on other aspects of our business and requires the expenditure of substantial amounts for legal fees and other related costs. Settlement of lawsuits may also result in significant cash payouts and modifications to our operations. Due to the uncertainty surrounding the litigation process, except for those matters for which an accrual has been provided, we are unable to reasonably estimate the range of loss, if any, at this time in connection with the legal proceedings in which we are currently involved. An adverse judgment or settlement of a legal proceeding may substantially exceed any amount currently accrued and could have a material adverse effect on our business, future results of operations, financial condition and ability to service our debt obligations.

Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.

We include pre-dispute arbitration provisions in our loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court. Our arbitration provisions explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. They do not generally have any impact on regulatory enforcement proceedings.

We take the position that the Federal Arbitration Act requires the enforcement in accordance with the terms of arbitration agreements containing class action waivers of the type we use. While many courts, particularly federal courts, have agreed with this argument in cases involving other parties, an increasing number of courts, including courts in California, Missouri, Washington, New Jersey, and a number of other states, have concluded that arbitration agreements with class action waivers are “unconscionable” and hence unenforceable, particularly where a small dollar amount is in controversy on an individual basis.

While the U.S. Supreme Court recently ruled in the AT&T Mobility v. Concepcion case that consumer arbitration agreements meeting certain specifications are enforceable, our arbitration agreements differ in several respects from the agreement at issue in that case, thereby potentially limiting the precedential effect of the decision on our business. In addition, Congress has considered legislation that would generally limit or prohibit mandatory pre-dispute arbitration in consumer contracts and has adopted such a prohibition with respect to certain mortgage loans and also certain consumer loans to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to Congress, and authorizes the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).

Any judicial decisions, legislation or other rules or regulations that impair our ability to enter into and enforce pre-dispute consumer arbitration agreements could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation could have a material adverse effect on our business, results of operations and financial condition.

If our insurance coverage limits are inadequate to cover our liabilities or we suffer losses due to one or more of our insurance carriers defaulting on their obligations, our financial condition and results of operations could be materially adversely affected.

As a result of the liability risks inherent in our line of business, we maintain liability insurance intended to cover various types of property, casualty and other risks. The types and amounts of insurance that we obtain vary from time to time, depending on availability, cost and our decisions with respect to risk retention. The policies are subject to deductibles and exclusions that result in our retention of a level of risk on a self-insured basis. Our insurance policies are subject to annual renewal. The coverage limits of our insurance policies may not be adequate, and we may not be able to obtain liability insurance in the future on acceptable terms or at all. In addition, our insurance premiums may be subject to increases in the future which may be material. Furthermore, the losses that are insured through commercial insurance are subject to the credit risk of those insurance companies. While we believe our commercial insurance providers are currently credit worthy, we cannot assure you that such insurance companies will remain so in the future. Inadequate insurance coverage limits, increases in our insurance costs or losses suffered due to one or more of our insurance carriers defaulting on their obligations, could have a material adverse effect on our financial condition and results of operations.

If we lose key management or are unable to attract and retain the management talent required to operate and grow our business, our business, results of operations, cash flows, financial condition and ability to service our debt obligations could be negatively affected.

Our continued growth and future success will depend on our ability to retain the members of our senior management team, who possess valuable knowledge of, and experience with, the legal and regulatory environment of our industry and who have been instrumental in developing our strategic plans and procuring capital to enable the pursuit of those plans. The loss of the services of members of senior management, together with any inability to attract new skilled management, could harm our business and future development.

The interests of our sole member may be different than those of our investors.

Jeff Canouse is our founder, Chairman of the Board, Chief Executive Officer and sole member As a result, Mr. Canouse has the ability to control substantially all matters of significance to the Company, including the strategic direction of our business, the approval or rejection of a sale, merger, consolidation or other business combination, the issuances of additional equity or debt securities, amendments of our organizational documents, the entering into of related party transactions and the dissolution and liquidation of the Company.

As a result of Mr. Canouse’s control of our Company, his interests could conflict with the interests of the Company’s other shareholders and debtholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, Mr. Canouse’s interests owner might conflict with the interests of our other stakeholders. Mr. Canouse might also have an interest in pursuing transactions that, in his judgment, could enhance his equity investment, even though such transactions might involve risks to our other stakeholders. In addition, Mr. Canouse could cause us to make acquisitions that increase the amount of our indebtedness or sell assets, either of which may impair our ability to make payments under the notes.

Economic recession, unemployment and other factors that result in a reduction in demand for our products and services and failure by us to adapt to such a reduction could adversely affect our business and results of operations, as well as our ability to service our debt obligations.

Factors that influence demand for our products and services include macroeconomic conditions such as employment, personal income and consumer sentiment. If consumers become more pessimistic regarding the outlook for the economy and therefore spend less and save more, demand for title loans may decline. In addition, weakened economic conditions may result in an increase in loan defaults and loan losses. We can give no assurance that we will be able to sustain our current bad debt rates or that we will not experience increasing difficulty in collecting defaulted loans. Further, in an economic slowdown, we could be required to tighten our underwriting standards, which likely would reduce our loan balances.

Worldwide pandemic, such as the coronavirus may result in an almost total elimination for the demand for our services.

Should we fail to adapt to significant changes in consumers’ demand for our products or services, our revenues could decrease significantly and our operations could be harmed. Even if we do make changes to existing products or services or introduce new products or services to fulfill consumer demand, consumers may resist or may reject such products or services.

We are subject to liabilities for claims related to repossession of automobiles.

We use approved third-party providers in connection with the repossession of defaulting customers’ automobiles. We typically enter into agreements with these providers in which they indemnify us for all losses related to claims arising from a repossession and warrant that they maintain insurance sufficient to cover such claims and indemnification obligations; however, we do not enter into these agreements with every third-party provider. We are subject to the risk that any third-party provider that we use may not have sufficient insurance to cover such claims or indemnification obligations. In such event, we may be subject to claims of customers related to repossession, which could have an adverse effect on our business.

Disruptions in the credit and capital markets could negatively impact the availability and cost of borrowing, which could adversely affect our results of operations, cash flows, financial condition and ability to service our debt obligations.

Borrowed funds represent a significant portion of our capital. We rely on borrowed capital, together with cash flows from operations, to fund our working capital needs, including making title loans. Disruptions in the credit and capital markets, such as those experienced in 2008 and 2009, could adversely affect our ability to obtain capital to make title loans and to refinance existing debt obligations. Efficient access to these markets is critical to our ongoing financial success; however, our future access to the credit and debt capital markets could become restricted due to a variety of factors, including a deterioration of our earnings, cash flow, balance sheet quality or overall business or industry prospects, a sustained disruption or further deterioration in the state of the credit or capital markets or a negative bias toward our industry by market participants. The disruptions and volatility in the credit and capital markets in 2008 and 2009 have caused banks and other credit providers to restrict availability of new credit facilities and require higher pricing upon renewal of existing credit facilities. Our ability to obtain additional financing in the future will depend in part upon prevailing credit and capital markets conditions, and the current state of the credit and capital markets may adversely affect our efforts to arrange additional financing on satisfactory terms. If adequate funds are not available, or are not available on acceptable terms, we may not be able to make future title loans, take advantage of acquisitions or other opportunities or respond to competitive challenges.

Changes in credit ratings issued by statistical rating organizations could adversely affect our costs of financing.

Credit rating agencies rate our indebtedness based on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrading. Downgrading the credit rating of our indebtedness or placing us on a watch list for possible future downgrading could limit our ability to access the capital markets to meet liquidity needs and refinance maturing liabilities or increase the interest rates and our cost of financing.

Competition in the financial services industry could cause us to lose market share and revenues.

The industry in which we operate has low barriers to entry and is highly fragmented and very competitive. We encounter significant competition from other automobile title lending companies, pawnshops, installment lending companies, online lenders, consumer finance companies and providers of other forms of alternative financial services, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could cause us to lose market share and experience slowing or declining revenues, thereby affecting our ability to generate sufficient cash flow to fund our operations and service our indebtedness. We cannot assure you that we will be able to compete successfully with our competitors.

Competition for market share will likely intensify. Increased competition could lead to consolidation within the industry. If our competitors get stronger through consolidation and we are unable to identify attractive consolidation opportunities, we could be at a competitive disadvantage and experience declining market share and revenue. If these events materialize, they could negatively affect our ability to generate sufficient cash flow to fund our operations and service our indebtedness.

In addition to increasing competition among traditional providers of alternative financial services to consumers, there is a risk of losing market share to new market entrants such as banks and credit unions. Several large financial institutions have introduced payday-like products in the last few years. Broad consumer adoption of these alternatives could reduce the number of loans we make and adversely affect our cash flows.

Our growth strategy calls for opening additional stores, both in states in which we currently operate and states into which we are looking to expand. If our competitors aggressively pursue store expansion, competition for store sites could result in a failure to open the planned number of stores and could result in increased costs to procure desired locations, both of which could impair our results of operations.

External factors and other circumstances over which we have limited control or that are beyond our control could adversely affect our ability to grow through the opening of new stores.

Our expansion strategy includes opening new stores. The success of this strategy is subject to numerous external factors, including, but not limited to:

•the availability of sites with acceptable restrictions and suitable terms;

•our ability to attract, train and retain qualified store management personnel;

•our ability to access capital;

•our ability to obtain required government permits and licenses;

•the prevailing laws and regulatory environment of each state or jurisdiction in which we operate or seek to operate, which are subject to change at any time; and

•the degree of competition in new markets and its effect on our ability to attract new customers and our ability to adapt our infrastructure and systems to accommodate our growth.

Some of these factors are outside of our control. The failure to execute our expansion strategy would adversely affect our ability to expand our business and could materially adversely affect our business, prospects, results of operations and financial condition.

If our estimates of allowance for loan losses and accrual for losses on loans we process and guarantee for an unconsolidated third-party lender are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.

We maintain an allowance for loan losses for estimated probable losses on our title loans.. These reserves, however, are estimates, and if actual losses are greater than our reserves, our results of operations and financial condition could be adversely affected.

Our business and results of operations may be adversely affected if we are unable to manage our growth effectively.

There can be no assurance that we will be able to continue to grow our business or that our current business, results of operations and financial condition will not suffer if we fail to prudently manage our growth. Failure to grow the business and generate estimated future levels of cash flow could inhibit our ability to service our debt obligations. Our expansion strategy, which contemplates growing our title loans receivable in existing stores, opening new stores in existing markets and opening new stores in new markets, is subject to significant risks. Our current business and results of operations and any future growth depend upon a number of factors, including the ability to obtain and maintain financing to support these opportunities, the ability to hire, train and retain an adequate number of qualified employees, the ability to obtain and maintain any required government permits and licenses, the ability to successfully integrate any acquired operations as well as other factors, some of which are outside of our control, such as the continuation of favorable regulatory and legislative environments. Further, expansion into additional states will increase our regulatory and legal risks. Regulatory and legal actions could divert management’s attention away from executing our growth strategy. The profitability of our current operations could suffer as management’s attention is diverted toward our expansion plans.

We may not be successful at entering new businesses or broadening the scope of our existing product and service offerings.

We may enter into new businesses that are adjacent or complementary to our existing businesses and that broaden the scope of our existing product and service offerings. We may not achieve our expected growth if we are not successful in these efforts. In addition, entering into new businesses and broadening the scope of our existing product and service offerings may require significant upfront expenditures that we may not be able to recoup in the future. These efforts may also divert management’s attention and expose us to new risks and regulations which may have a material adverse effect on our business, results of operations and financial condition.

In certain states, we rely on third parties to make loans to our customers, and the loss of access to any of these third parties could significantly increase our costs and change the way we operate in these jurisdictions.

In certain states, we operate as a CSO and therefore arrange for an unrelated third party to make loans to our customers. There are a limited number of third parties that make these types of loans, and there is significant demand and competition for the services of these third parties. These third parties rely on borrowed funds in order to make consumer loans. If these third parties lose their ability to make loans or become unwilling to make loans and we are unable to find another lending partner, our cost of arranging these loans may increase significantly and we could be forced to change the way we operate in these jurisdictions, which may have a material adverse effect on our financial results, make it difficult to operate profitably in these locations and negatively affect our ability to service our debt obligations.

We depend on hiring an adequate number of hourly employees to run our business and are subject to government regulations concerning these and our other employees, including minimum wage laws.

Our workforce is comprised primarily of employees who work on an hourly basis. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees or an increase in wages and benefits to current employees could adversely affect our business, results of operations, cash flows, financial condition and ability to service our debt obligations. We are subject to applicable rules and regulations relating to our relationship with our employees, including minimum wage and break requirements, health benefits, unemployment and sales taxes, overtime and working conditions and immigration status. Accordingly, legislated increases in the federal minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates and compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition.

Any disruption in the availability or security of our information systems could adversely affect our business operations.

We rely heavily upon our information systems to process customer loan transactions, account for our business activities and generate the reporting used by management for analytical and decision-making purposes. Each of our stores is part of an integrated data network designed to facilitate underwriting decisions, reconcile cash balances and report revenue and expense transaction data. Our back-up systems and security measures could fail to prevent a disruption in the availability or performance of our information systems. Any disruption in the availability or performance of our information systems could significantly disrupt our operations and cause us to lose customers and revenue. Further, a security breach of our information systems could also interrupt or damage our operations or harm our reputation. We could be subject to liability if confidential customer information is misappropriated from our information systems. Despite the implementation of significant security measures, our information systems may still be vulnerable to physical break-ins, computer viruses, programming errors, employee misappropriation and attacks by third parties or similar disruptive problems, which could require us to incur significant expense to eliminate these problems and address related data security concerns.

We may be unable to protect our proprietary technology or keep up with that of our competitors.

The success of our business depends to a significant degree upon the protection of our software and other proprietary intellectual property rights. We may be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. In addition, competitors could, without violating our proprietary rights, develop technologies that are as good as or better than our technology. Our failure to protect our software and other proprietary intellectual property rights or to develop technologies that are as strong as our competitors’ could put us at a disadvantage to our competitors. Any such failures could have a material adverse effect on our business, prospects, results of operations and financial condition.

Adverse real estate market fluctuations could affect our profits.

We currently lease all of our locations. A significant rise in real estate prices or real property taxes could result in an increase in store lease costs as we open new locations and renew leases for existing locations. Any such increase, especially in Georgia could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our business is seasonal, which causes our revenues to fluctuate and may adversely affect our ability to service our debt.

Our business typically declines slightly in the first quarter as a result of customers’ receipt of tax refund checks. Demand for our services is generally greatest during the fourth quarter. This seasonality requires us to manage our cash flows over the course of the year. If the state or federal government were to pursue economic stimulus actions or issue additional tax refunds or tax credits at other times during the year, such actions could have a material adverse effect on our business, prospects, results of operations and financial condition during those periods. If our revenues were to fall substantially below what we would normally expect during certain periods, our annual financial results would be adversely impacted and our ability to service our debt may also be adversely affected.

We have incurred increased costs as a result of becoming subject to the reporting requirements of the Exchange Act, and such reporting requirements may divert management’s attention from our business.

Upon registration of our senior secured notes under the Securities Act of 1933, as amended, we became subject to a number of additional requirements, including certain requirements of the Exchange Act and the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act.” These requirements caused us to incur increased costs and might place a strain on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting, and also requires that our internal controls be assessed by management beginning with our fiscal year ending December 31, 2012. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight will be required. As a result, our management’s attention might be diverted from other business concerns, which could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion. We will be testing our internal controls in connection with the Section 404 requirements and could, as part of that documentation and testing, identify material weaknesses, significant deficiencies or other areas for further attention or improvement. Implementing any appropriate changes to our internal controls may require specific compliance training for our managers, officers and employees, require the hiring of additional finance, accounting and other personnel, entail substantial costs to modify our existing accounting systems, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under the senior secured notes.

We have substantial indebtedness. As of December 31, 2011, we had approximately $346.1 million of total debt outstanding. Subject to restrictions in the Indenture, we may incur additional indebtedness.

Our substantial level of indebtedness could have important consequences to our bondholders and significant effects on our business, including the following:

•it may be more difficult for us to satisfy our financial obligations, including with respect to the notes;

•our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

•we must use a substantial portion of our cash flow from operations to pay interest on the notes and our other indebtedness as well as to fund excess cash flow offers on the notes, which will reduce the funds available to use for operations and other purposes;

•our ability to fund a change of control offer may be limited;

•our substantial level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•our substantial level of indebtedness may make us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our expenses and repay our indebtedness primarily from our operations and, in the case of our indebtedness, from a refinancing thereof. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the notes, or to fund other liquidity needs. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Despite our current indebtedness level, we and any of our existing or future subsidiaries may still be able to incur substantially more debt, which could exacerbate the risks associated with our substantial leverage.

We and any of our existing and future subsidiaries may be able to incur substantial additional indebtedness in the future. Although the terms of the Indenture contain limitations on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions. If we incur any additional indebtedness that ranks equally with the notes, the holders of that additional debt will be entitled to share ratably with the holders of the notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of the Company, subject to any collateral securing the notes. If new debt is added to our or any of our existing and future subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

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

Our Company is completely dependent on our sole officer and director, Jeffrey M. Canouse.  We currently have no employees and the loss of either or both of these individuals could significantly and adversely affect our business.  We do not carry any life insurance on our directors and officers.

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

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As result, our business may suffer, and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The address of our principal executive office is 240 Vaughan Drive, Alpharetta GA 30009 Our telephone number is 470-767-8794. Our place of business is located at 4775 Buford Highway, Chamblee GA 30341

ITEM 3. LEGAL PROCEEDINGS

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

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTC/BB) under the trading symbol “NECA”.Following is a report of high and low closing bid prices for each quarterly period for the fiscal years ended August 31, 2013 and August 31, 2015.

Quarter	High ($)	Low ($)
4th Quarter ended 8/31/2015	0.0003	0.0001
3rd Quarter ended 5/31/2015	0.0003	0.001
2nd Quarter ended 2/28/2015	0.0002	0.0001
1st Quarter ended 11/30/2014	0.0005	0.0003

4th Quarter ended 8/31/2014	0.0007	0.0004
3rd Quarter ended 5/31/2014	0.002	0.0005
2nd Quarter ended 2/28/2014	.002	0.0009
1st Quarter ended 11/30/2013	0.006	.002

4th Quarter ended 8/31/2013	0.008	0.004
3rd Quarter ended 5/31/2013	0.01	0.005
2nd Quarter ended 2/28/2013	0.024	0.007
1st Quarter ended 11/30/2012	0.045	0.011

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of August 31, 2015 there were 26record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder). 430,680,662 shares were in the public float.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This current report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

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

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Overview

We were incorporated as “Atheron, Inc.” in the State of Nevada on May 8, 2006. On November 5, 2010 we underwent a change of control and on November 15, 2010 we changed our name to New America Energy Corp., and began looking for opportunities to acquire exploration stage oil and gas or mineral properties. Also on November 15, 2010 we effected a split of our issued and outstanding common shares on a 25 for 1 basis. This forward split did not affect the number of our company’s authorized common shares, which remains at 75,000,000. The forward stock split and name change became effective with the Over-the-Counter Bulletin Board at the opening of trading on December 1, 2010 under the symbol “NECA”. Our CUSIP number is . Our mailing address is 240 Vaughan Drive, Alpharetta GA  30009. Our telephone number is 470-767-8794.

On September 17, 2013, the Company made a decision to change its business model and decided to enter the short-term loan business. In order to do this, the company acquired Title King LLC (“Title King”), a 100% owned subsidiary. Title King provides short-term high interest loans to consumers through the collateral use of car and truck titles. Title King operates in the alternative financial services industry, providing automobile title loans to consumers who their own vehicle free and clear and need convenient and simple access to funds. On September 27, 2013, the company issued to its Chief Executive Officer a Series A Preferred, which guarantees him majority voting rights.

Our Current Business

We are currently involved in the issuance of short term loans collateralized by automobiles.

Liquidity & Capital Resources

To date, we have generated minimal revenue. Our financial condition is summarized below:

	As of August 31,
	2015	2014	2013
Current assets	$1,115	$5,588	$4
Current liabilities	1,221,951	906,299	829,924
Working capital/(deficit)	$(1,220,836)	$(900,711)	$(829,920)

	Years Ended August 31,
	2015	2014	2013
Cash flows used in operating activities	$(122,847)	$(85,803)	$(94,197)
Cash flows used in investing activities	(6,576)	(3,109)	-
Cash flows provided by financing activities	124,950	$94,500	15,785
Net increase (decrease) in cash	$(4,473)	$5,588	$(78,416)

Cash on hand at August 31, 2015 was $1,115 as compared to $5,588 as of August 31, 2014. Our total liabilities were $1,221,951 as compared to $906,299 at August 30, 2014. Total liabilities increased due to that the Company did not have enough cash to pay down operational expenses during the year ended August 31, 2015.

Cash on hand at August 31, 2014 was $5,588 as compared to $4 as of August 31, 2013. Our total liabilities were $906,299 as compared to $829,924 at August 30, 2014. Total liabilities increased due to that the Company did not have enough cash to pay down operational expenses during the year ended August 31, 2013.

Results of Operations

For the year ended August 31, 2015 as compared to the year ended August 31, 2014:

Our operating results for the years ended August 31, 2015 and 2014 are summarized as follows:

	Years Ended August 31,		$	%
	2015	2014	Change	Change
Revenue	$-	$-	$-	-
General and administrative expenses	127,768	263,294	(135,526)	(51%)
Compensation Expense related to Series A Preferred	-	156,349	(156,349)	(100%)
Interest expense	155,958	163,819	(7,861)	(5%)
Amortization of debt discount	181,306	111,179	(70,127)	(63%)
Loss on conversion of debt	-	186,060	(186,060)	-
Change in derivative liability	(148,312)	(251,282)	(102,970)	(41%)
Net loss	(314,769)	(629,419)	158,301	33%

Revenues

As of the end of the fiscal year ended August 31, 2015, there were no revenues at our Title King, LLC subsidiary.

Operating Expenses

For the years ended August 31, 2015 and 2014, we incurred $131,173 and $371,283, respectively, in total operating expenses, a period-to-period decrease of $135,526.

Compensation expense related to series A Preferred stock decreased $156,349 to $-0- as this related to the one-time event from the issuance of Series A Preferred stock in 2014.

Interest expense for the years ended August 31, 2015 were $155,958 as compared to as compared to interest expense of $163,819 for the years ended August 31, 2014.

Net Loss

Our net loss for the year ended August 31, 2015 was ($320,125) as compared to ($737,408) for the year ended August 31, 2014, respectively.  Losses decreased due to decreased operations and no losses from the issuance of preferred stock or conversions of debt.

Our operating results for the years ended August 31, 2014 and 2013 are summarized as follows:

	Years Ended August 31,		$	%
	2014	2013	Change	Change
Revenue	$-	$-	$-	-
General and administrative expenses	371,283	379,224	(7,941)	(2%)
Compensation Expense related to Series A Preferred	156,349	-	156,349	100%
Interest expense	163,819	122,910	(40,909)	(5%)
Amortization of debt discount	111,179	211,172	(70,127)	(63%)
Loss on conversion of debt	186,060	-	186,060	-
Change in derivative liability	(251,282)	-	(102,970)	(41%)
Net loss	(737,408)	(713,306)	25,102	3%

Revenues

We have had no operating revenues to date.

Operating Expenses

For the years ended August 31, 2015 and 2014, we incurred $371,283 and $379,224, respectively, in total operating expenses, a period-to-period decrease of $7,941.

Compensation expense related to series A Preferred stock increased $156,349 from $-0- as this related to the one-time event from the issuance of Series A Preferred stock in 2014.

Interest expense for the year ended August 31, 2014 was $163,819 as compared to as compared to interest expense of $122,910 for the year ended August 31, 2013. The increase was due to an increased level of debt.

Net Loss

Our net loss for the year ended August 31, 2014 was ($737,408) as compared to ($713,306) for the year ended August 31, 2013, respectively.

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

AUDITED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of New America Energy Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of New America Energy Corp. as of August 31, 2015, 2014 and 2013, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2015, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. In addition, the Company continues to experience negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company's auditor since 2013

Lakewood, CO

April 27, 2021

TITLE KING, LLC AND SUBSIDIARY

BALANCE SHEETS

AS OF AUGUST 31, 2015, 2014 AND 2013

	2015	2014	2013
Assets
Current Assets
Cash	$1,115	$5,588	$4
Loans receivable	-	-	-
Total Current Assets	1,115	5,588	4

Fixed Assets	-	-	-
Accumulated depreciation	-	-	-
Total Non-current assets	-	-	-

Total Assets	$1,115	$5,588	$4

Liabilities and Stockholders’ Equity (Deficiency)
Current Liabilities
Accounts payable	$115,318	$113,568	$23,567
Accounts payable - related party	20,681	20,681	20,681
Accrued interest	83,553	42,191	20,867
Short-term notes	95,370	95,370	202,285
Convertible notes, net of discount of $58,694, $83,812 and $38,828 at August 31, 2015, 2014 and 2013, respectively	443,655	262,350	211,172
Derivative liability	463,374	372,139	351,352
Total current liabilities	1,221,951	906,299	829,924

Total Liabilities	1,221,951	906,299	829,924

Stockholders’ Equity (Deficiency)
Preferred stock, Series A, 51, 51 and -0- shares outstanding as of August 31, 2015, 2014 and 2013, respectively, no par value	-	-	-
Common stock, 500,850,385, 500,850,385 and 53,312,133 shares outstanding as of August 31, 2015, 2014 and 2013, respectively. Par value $0.001	500,850	500,850	53,312
Additional paid-in capital	1,315,194	1,315,194	1,096,115
Accumulated deficit	(3,036,880)	(2,716,755)	(1,979,347)
Total Stockholders Deficiency	(1,220,836)	(900,711)	(829,920)
Total Liabilities and Stockholders' Deficiency	$1,115	$5,588	$4

See accompanying notes to the financial statements

TITLE KING, LLC AND SUBSIDIARY

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2015, 2014 AND 2013

	2015	2014	2013

Revenue	$-	$-	$-
Cost of sales	-	-	-
Gross profit	-	-	-

Operating expenses
General and administrative	131,173	371,283	379,224
Compensation expense related to Issuance of Series A Preferred Stock	-	156,349	-
Total operating expenses	131,173	527,632	379,224

Loss from operations	(131,173)	(527,632)	(379,224)

Other income (expense)
Interest expense	(155,958)	(163,819)	(122,910)
Amortization of debt discounts	(181,306)	(111,179)	(211,172)
Loss on conversion of debt	-	(186,060)	-
Change in derivative liability	148,312	251,282	-
Total other income (expense)	(188,952)	(209,776)	(334,082)

Income (loss) before taxes	(320,125)	(737,408)	(713,306)

Provision for taxes	-	-	-
Net income (loss)	$(320,125)	$(737,408)	$(713,306)

See accompanying notes to the financial statements

NEW AMERICA ENERGY CORP.

STATEMENT OF STOCKHOLDERS’ (DEFICIT)

FOR THE PERIOD FROM AUGUST 31, 2012 TO AUGUST 31, 2015

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance August 31, 2012	52,692,133	$ 52,692	$ 1,083,235	$ (1,266,041)	$ (130,114)
Stock issued for cash, net of fees	620,000	620	12,880	-	13,500
Net loss	-	-	-	(713,306)	(713,306)
Balance, August 31, 2013	53,312,133	53,312	1,096,115	(1,979,347)	$(829,920)
Issuance of common stock for Title King, LLC (an entity under common control)	50,000,000	50,000	55,000	-	105,000
Issuance of common stock for conversion of debt	362,187,481	362,187	(4,375)	-	357,812
Issuance of Series A Preferred stock	-	-	156,349	-	156,349
Issuance of common stock for consulting services	35,350,771	35,351	12,105	-	47,456
Net loss	-	-	-	(737,408)	(737,408)
Balance, August 31, 2014	500,850,385	500,850	1,315,194	(2,716,755)	(900,711)
Net loss	-	-	-	(320,125)	(320,125)
Balance, August 31, 2015	500,850,385	$ 500,850	$ 1,315,194	$ (3,036,880)	$ (1,220,836)

On September 27, 2013, 51 shares of Series A Preferred stock were issued to our President, Jeffrey Canouse. These shares were assigned no par value and provide only voting rights.

See accompanying notes to the financial statements

NEW AMERICA ENERGY CORP.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED AUGUST 31, 2015, 2014 AND 2013

	2015	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(320,125)	$(737,408)	(713,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,220	120	-
Shares issued for consulting services	-	47,456	-
Write-off of receivables and fixed assets, net of revenue at Title King LLC	3,405	-	-
Amortization of debt discounts	172,470	95,014	211,172
Loss on conversion of debt to equity	-	186,060	-
Issuance of Series A Preferred stock	-	156,349	-
Equity issued for purchase of Title King, LLC	-	105,000	-
Convertible notes issued for cash	-	-	250,000
Amortization of financing costs	-	-	2,391
Change in derivative liability	(134,733)	(243,482)
Financing costs	114,596	116,279	101,352
Change in current assets and liabilities:
Accounts payable	1,750	104,912	14,346
Accounts payable- related party	-	-	20,681
Accrued interest	38,829	24,521	19,167
Net cash used in operating activities	(122,847)	(85,803)	(94,197)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,678)	(3,109)	-
Issuance of loans receivable	(3,240)	-	-
Prepayment of loans receivable	342	-	-
Net cash used by investing activities	(6,576)	(3,109)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related parties	-	-	2,285
Proceeds from sale of common stock	-	-	13,500
Proceeds from issuance of convertible notes	124,950	94,500	-
Net cash provided by financing activities	124,950	94,500	15,785

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,473)	5,588	(78,412)

CASH, BEGINNING BALANCE	5,588	4	78,416

CASH, ENDING BALANCE	$1,115	$5,588	$4

Supplemental cash flow information
Interest	$-	$-	-
Income taxes	$-	$-	-

Supplemental disclosure of non-cash financing activities
Common stock issued for Title King LLC	$-	$105,000	$-
Issuance of Series A Preferred stock	$-	$156,349	-
Common stock issued for conversion of debt	$-	$357,812	$-
Shares issued to acquire option on mineral property	$-	$-	$200,000

See accompanying notes to the financial statements

NEW AMERICA ENERGY CORP.

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

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

On September 17, 2013, the Company made a decision to change its business model and decided to enter the short term loan business. In order to do this, the company acquired Title King LLC (“Title King”), a 100% owned subsidiary. Title King provides short-term high interest loans to consumers through the collateral use of car and truck titles. Title King operates n the alternative financial services industry, providing automobile title loans to consumers who their own vehicle free and clear and need convenient and simple access to funds. On September 27, 2013, the company issued to its Chie Executive Officer a Series A Preferred, which guarantees him majority voting rights.

The Company currently has no interest in the mining and natural resources sector and does not anticipate returning to this sector.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

The Company made the following changes in its authorized shares with the Nevada Secretary of State as follows:

Date	Prior authorized shares	New authorized shares	Change

2/3/16	800,000,000	1,900,000,000	1,100,000,000
9/29/16	1,900,000,000	3,900,000,000	2,000,000,000
12/15/16	3,900,000,000	2,900,000,000	(1,000,000,000)
9/4/17	2,900,000,000	4,900,000,000	2,000,000,000
4/8/20	4,900,000,000	7,000,000,000	2,100,000,000

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

Cash and Cash Equivalents

We consider all highly liquid investments with maturities of three months or less to be cash equivalents. As of August 31, 2015, 2014 and 2013, the Company had $1,115, $5,588 and $4 in cash and cash equivalents.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES (continued)

Basic Loss Per Share

Earnings per share is calculated in accordance with ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There are no potentially dilutive securities outstanding during any periods presented.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates the requirement to present inception-to-date information about income statement line items, cash flows, and equity transactions, and clarifies how entities should disclosure the risks and uncertainties related to their activities. ASU 2014-10 also eliminates an exception provided to development stage entities in Consolidations (ASC Topic 810) for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The presentation and disclosure requirements in Topic 915 will no longer be required for interim and annual reporting periods beginning after December 15, 2014, and the revised consolidation standards will take effect in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt the provisions of ASU 2014-10 effective for its financial statements for the period ended August 31, 2014, and will no longer present the inception-to-date information formally required.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - LIQUIDITY AND GOING CONCERN

We have negative working capital, and have incurred losses since inception, and have not yet generated meaningful revenues. These factors create substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 3 - COMMITMENTS AND CONTINGENCIES

On January 18, 2015, the Company entered into an agreement with Midsouth Capital Inc. (“Midsouth”), whereby Midsouth was to seek financing for the Company.  Midsouth introduced the Company to Fairhills Capital. Midsouth will receive certain commissions for the financings with Fairhills Capital pursuant to an agreement whereby Midsouth is the Company’s non-exclusive financial advisor, investment banker and placement agent for the purpose of assisting the Company to raise capital.  Pursuant to the Midsouth Agreement, the Company agreed to: (i) issuance of 80,000 shares of the Company’s common stock; (ii) a success fee of 10% of the amount for any capital raised; (iii) 150,000 restricted shares, with piggy back registration rights, of the Company’s common stock per $1,000,000 of capital raised for a period of two years.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 3 - COMMITMENTS AND CONTINGENCIES (continued)

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

During the year ended August 31, 2013, we paid $1,500 to Midsouth in regard to draw down of $15,000 pursuant to the financing agreement described below in Note 6, which amount was recorded as additional paid in capital.

NOTE 4 - RELATED PARTY TRANSACTIONS

Issuance of Common Shares and Rescission

On October 1, 2013, the Company issued 50,000,000 shares of common stock to Jeffrey Canouse, our chief Executive Officer, for the contribution of the assets of Title King LLC. On March 4, 2016, Mr. Canouse returned all of these shares to treasury.

Issuance of Preferred Stock

On September 27, 2013, the Company issued to Mr. Canouse 51 shares of Series A Preferred stock.  The Preferred stock is convertible into shares of common stock on a one for one basis. However, for voting rights purposes, they have super-voting rights and are convertible into voting shares of common stock that would comprise 51% of the total outstanding common stock taking into account the conversion. As of August 31, 2015, they would give the holder the right to vote 521,293,258 shares given the common shares outstanding of 500,850,385 as of August 31, 2015.

NOTE 5- SHORT TERM DEBT

On March 28, 2012, we entered into a debt instrument with Fairhills whereby Fairhills provided us with a $200,000 loan which was due by September 28, 2012, and carries a 2% annual rate of interest. During the year ended, $107,700 of debt was sold by Fairhills to various entities. The balance of short-term debt is as follows:

Date	Event	Amount	Balance

3/28/12	Issuance of debt	$200,000	$200,000
8/31/13	Accrual of interest	2,580	202,580
9/22/13	Sale of debt	(50,000)	152,580
12/11/13	Sale of debt	(25,000)	127,580
4/15/14	Sale of debt	(25,000)	102,580
4/15/14	Sale of debt	(7,700)	94,880
8/31/14	Accrual of interest	490	95,370

Balances of short term debt:

For the period ended August 31,	2015	2014	2013
	$ 95,370	$ 95,370	$202,285

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 6 - CONVERTIBLE NOTES, NET OF DISCOUNT

The Company has the following levels of debt:

	2015	2014	2013

Convertible notes	$502,349	$346,162	$250,000
Discount	58,694	83,812	38,828
Convertible notes,
Net of discount	$443,655	$262,350	$211,172

Following is a list of balances by note

As of August 31, 2015:

	Date	Maturity		Remaining
Issuer	Issued	Date	Amount	Discount	Book value

Jahoco LLC	2-Dec-12	28-Mar-13	$80,000	$ -	$80,000
Machiavelli LTD, LLC	2-Dec-12	4-Dec-13	113,000	-	113,000
War Chest Capital Multi-Strategy Fund LLC	3-Oct-13	3-Apr-14	12,000	-	12,000
Filer Support Services	31-Oct-13	31-Aug-14	14,912	-	14,912
Tarpon Bay Partners (consulting note)	7-Jan-14	7-Jan-15	25,000	-	25,000
Machiavelli LTD, LLC	26-Feb-14	26-Feb-15	12,500	-	12,500
Jeff M. Canouse	7-Mar-14	7-Mar-15	1,250	-	1,250
Machiavelli LTD, LLC	20-Mar-14	20-Mar-15	6,250	-	6,250
Jahoco LLC	17-Apr-14	17-Apr-15	6,250	-	6,250
Machiavelli LTD, LLC	24-Apr-14	24-Apr-15	6,250	-	6,250
Machiavelli LTD, LLC	14-May-14	14-May-15	6,250	-	6,250
Machiavelli LTD, LLC	29-May-14	29-May-15	12,500	-	12,500
Jahoco LLC	4-Jun-14	4-Jun-15	18,750	-	18,750
Machiavelli LTD, LLC	21-Jul-14	21-Jul-15	12,500	-	12,500
Carpathia, LLC	5-Aug-14	5-Aug-15	12,500	-	12,500
Jahoco LLC	28-Aug-14	28-Aug-15	6,250	-	6,250
JP Carey Irrevocable Trust	24-Sep-14	24-Sep-15	15,625	1,027	14,598
JP Carey Irrevocable Trust	28-Oct-14	28-Oct-15	12,500	1,986	10,514
Marisol Malave & Julio Perieira	31-Oct-14	31-Oct-15	31,250	5,223	26,027
Marisol Malave & Julio Perieira	31-Oct-14	31-Oct-15	31,250	5,223	26,027
JP Carey Irrevocable Trust	26-Feb-15	26-Feb-16	9,375	4,598	4,777
Anvil Financial Management LLC	27-Mar-15	27-Mar-16	12,500	7,138	5,362
Anvil Financial Management LLC	23-Apr-15	23-Apr-16	10,000	6,448	3,552
Anvil Financial Management LLC	13-May-15	13-May-16	6,250	4,372	1,878
Anvil Financial Management LLC	14-May-15	14-May-16	8,750	6,144	2,606
JP Carey Irrevocable Trust	16-Jun-15	16-Jun-16	4,125	3,268	857
Jeff M. Canouse	6-Jul-15	6-Jul-16	2,625	2,223	402
Machiavelli LTD, LLC	14-Jul-15	14-Jul-16	1,250	1,086	164
JP Carey Irrevocable Trust	6-Aug-15	6-Aug-16	10,688	9,957	730

			$502,349	$58,694	$443,655

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 6 - CONVERTIBLE NOTES, NET OF DISCOUNT (continued)

As of August 31, 2014

	Date	Maturity		Remaining
Issuer	Issued	Date	Amount	Discount	Book value

Jahoco LLC	2-Dec-12	28-Mar-13	$80,000	$-	$80,000
Machiavelli LTD, LLC	2-Dec-12	4-Dec-13	113,000	-	113,000
War Chest Capital Multi-Strategy Fund LLC	3-Oct-13	3-Apr-14	12,000	-	12,000
Filer Support Services	31-Oct-13	31-Aug-14	14,912	-	14,912
Tarpon Bay Partners	7-Jan-14	7-Jan-15	25,000	8,836	16,164
Machiavelli LTD, LLC	26-Feb-14	26-Feb-15	12,500	6,130	6,370
Jeff M. Canouse	7-Mar-14	7-Mar-15	1,250	644	606
Machiavelli LTD, LLC	20-Mar-14	20-Mar-15	6,250	3,442	2,808
Jahoco LLC	17-Apr-14	17-Apr-15	6,250	3,921	2,329
Machiavelli LTD, LLC	24-Apr-14	24-Apr-15	6,250	4,041	2,209
Machiavelli LTD, LLC	14-May-14	14-May-15	6,250	4,384	1,866
Machiavelli LTD, LLC	29-May-14	29-May-15	12,500	9,281	3,219
Jahoco LLC	4-Jun-14	4-Jun-15	18,750	14,229	4,521
Machiavelli LTD, LLC	21-Jul-14	21-Jul-15	12,500	11,096	1,404
Carpathia, LLC	5-Aug-14	5-Aug-15	12,500	11,610	890
Jahoco LLC	28-Aug-14	28-Aug-15	6,250	6,199	51

			$346,162	$83,812	$262,350

As of August 13, 2013

	Date	Maturity		Remaining
Issuer	Issued	Date	Amount	Discount	Book value

Jahoco LLC	02-Dec-12	28-Mar-13	$100,000	$-	$100,000
Machiavelli LTD, LLC	02-Dec-12	04-Dec-13	150,000	38,828	111,172

			$250,000	$38,828	$211,172

NOTE 7 - CAPITAL STOCK

Common stock

On October 1, 2012, the Company drew down $15,000 pursuant to the financing agreement described above in Note 6, and issued a total of 620,000 shares of common stock of the Company at a price of $0.02419 per share.

On September 17, 2013, the Company issued 50,000,000 shares of common stock to Jeffrey Canouse, our Chief Executive, for the purchase of Title King.

On November 5, 2013, the Company issued 3,000,000 shares of common stock to Ludlow Capital for consulting services.

On April 2, 2014, the Company issued 32,350,771 shares of common stock to Mr. Rock Walchuk, its former Chief Executive in order to make good on prior obligations.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 7 - CAPITAL STOCK (continued)

The Company also issued the following shares for conversions of debt during the three year period ended August 31, 2015:

Date of conversion	Converter	Amount of conversion	Shares issued

9/10/13	Southridge Partners II LP	$3,000	1,500,000
9/20/13	Southridge Partners II LP	6,594	5,274,959
10/1/13	Southridge Partners II LP	5,276	5,276,044
10/10/13	Southridge Partners II LP	11,415	11,415,137
10/24/13	War Chest Capital	3,000	6,000,000
10/29/13	Machiavelli Ltd	7,700	7,700,000
10/29/13	Jahoco LLC	10,000	10,000,000
10/31/13	Southridge Partners II LP	6,279	11,416,391
11/13/13	Southridge Partners II LP	7,916	14,392,364
12/2/13	Southridge Partners II LP	7,030	10,043,386
12/10/13	Southridge Partners II LP	7,229	14,752,980
12/20/13	ASC Recap LLC	9,090	23,000,000
1/7/14	ASC Recap LLC	6,057	20,199,244
1/7/14	Machiavelli Ltd	10,800	20,000,000
1/23/14	ASC Recap LLC	5,048	20,191,320
1/28/14	Machiavelli Ltd	10,000	30,000,000
2/3/14	ASC Recap LLC	4,904	19,615,400
2/6/14	Jahoco LLC	10,000	30,000,000
2/26/14	Machiavelli Ltd	16,200	30,000,000
5/6/14	ASC Recap LLC	13,657	39,027,089
4/16/18	ASC Recap LLC	10,558	35,193,467

Totals		$171,753	362,187,481

Preferred stock

On September 28, 2013, the Company issued 51 shares of No par Series A Preferred stock to Jeffrey Canouse, our Chief Executive. The shares are convertible into one share of our existing common stock. However, for voting purposes, they are convertible into 51% of the outstanding common stock at any time.

For purposes of valuing the Preferred stock, the Company used the prevailing stock price at the time and multiplied that amount by the number of shares that would be issued to Mr. Canouse had there been a conversion of these shares. The total amount attributed to expense was $156,349 and has been recorded separately on the face of the Statement of Operations.

NOTE 8 - INCOME TAXES

The Company provides for income taxes under FASB ASC 740, Accounting for Income Taxes. FASB ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 8 - INCOME TAXES (continued)

FASB ASC 740 requires the reduction of deferred tax assets by a valuation allowance, if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total gross deferred tax asset at August 31, 2013 is $476,583, which is calculated by multiplying a 34% estimated tax rate by the cumulative net operating loss (NOL). Changes in the gross deferred tax asset for the past two fiscal years is as follows:

For the period ended August 31,
	2015	2014	2013
Book loss for the year	$(314,769)	$(629,419)	$(713,306)
Adjustments	$32,994	$202,306	$211,172
Tax loss for the year	$(281,775)	$(427,113)	$(502,134)
Estimated effective tax rate	34%	34%	34%
Deferred tax asset	$95,804	$145,218	$170,725

The total valuation allowance at August 31, 2015 is $476,583. Details of changes in the valuation allowance for the last three periods are as follows:

For the period ended August 31,
	2015	2014	2013
Deferred tax asset	$95,804	$145,218	$170,725
Valuation allowance	(95,804)	(145,218)	(170,725
Current taxes payable	-	-	-
Income tax expense	$-	$-	$-

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire. The total NOL carryforward as of August 31, 2015 was $1,401,716 as itemized below:

Year	Amount ($)	Expiration
2006	43,985	2026
2007	25,000	2027
2008	9,000	2028
2009	10,000	2029
2010	10,842	2030
2011	692,217	2031
2012	474,997	2032
2013	170,725	2033
2014	145,218	2034
2015	95,804	2035
	1,677,788

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 9 - SUBSEQUENT EVENTS

Changes in authorized shares of Common stock

The Company made the following changes in its authorized shares with the Nevada Secretary of State as follows:

Date	Prior authorized shares	New authorized shares	Change

2/3/16	800,000,000	1,900,000,000	1,100,000,000
9/29/16	1,900,000,000	3,900,000,000	2,000,000,000
12/15/16	3,900,000,000	2,900,000,000	(1,000,000,000)
9/4/17	2,900,000,000	4,900,000,000	2,000,000,000
4/8/20	4,900,000,000	7,000,000,000	2,100,000,000

Issuance of common stock

Since the balance sheet date, the Company has issued 5,169,746,231 shares of common stock as follows:

Conversion of debt	4,440,383,154
Liabilities Purchase Agreement	822,573,000
Rescission of debt conversion	(30,000,000)
Return to treasury of Officer shares	(63,209,923)
Total shares issued	5,169,746,231

Shares outstanding at August 31, 2015	500,850,385
Shares issued	5,169,644,561
Total shares outstanding at	5,670,596,576

Conversion of debt

Date of conversion	Converter	Amount of conversion ($)	Shares issued

10/28/15	Machiavelli Ltd	2,700	45,000,000
11/10/15	Machiavelli Ltd	2,700	45,000,000
2/10/16	Beaufort Capital Partners	6,200	62,000,000
11/10/15	Machiavelli Ltd	8,000	66,666,667
2/26/16	Beaufort Capital Partners	2,300	23,000,000
3/21/16	Beaufort Capital Partners	3,375	67,500,000
4/1/16	World Market Ventures	4,020	67,000,000
4/4/16	Beaufort Capital Partners	3,725	74,500,000
4/11/16	Beaufort Capital Partners	2,900	58,000,000
4/11/16	Machiavelli Ltd	4,200	70,000,000
4/1/16	World Market Ventures	5,700	95,000,000
5/6/16	World Market Ventures	3,207	53,450,333
5/27/16	Machiavelli Ltd	6,600	110,000,000
6/9/16	V2IP, Inc.	4,200	111,000,000
7/1/16	Machiavelli Ltd	5,700	130,000,000
8/24/16	Jahoco Ltd.	3,207	130,000,000
8/29/16	Integrated Business Alliance, Inc.	6,600	111,000,000

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 9 - SUBSEQUENT EVENTS (continued)

Date of conversion	Converter	Amount of conversion ($)	Shares issued

10/4/16	World Market Ventures	4,650	155,000,000
10/31/16	Machiavelli Ltd.	2,000	100,000,000
12/20/16	Machiavelli Ltd.	35,100	195,000,000
12/20/16	World Market Ventures	6,250	95,525,000
3/3/17	Machiavelli Ltd.	26,400	220,000,000
6/30/17	Machiavelli Ltd	14,350	239,166,667
9/20/17	JGP Consulting	8,000	160,000,000
10/3/17	Tarpon Bay Partners LLC	10,000	200,000,000
11/17/17	Tarpon Bay Partners LLC	24,219	267,173,000
3/7/18	World Market Ventures	16,494	274,906,849
3/27/18	World Market Ventures	8,299	138,316,500
4/16/18	World Market Ventures	16,450	137,083,583
12/30/20	Oscaleta Partners LLC	19,623	425,365,800
12/30/20	Livingston Asset Management LLC	2,234	44,680,800
12/30/20	Carpathia LLC	28,143	469,047,945

Totals		265,689	3,970,336,544

Liabilities Purchase Agreement

As of the Balance sheet date, the Company has issued 822,573,000 shares as follows:

Date of issuance	Shares

4-9-18	386,329,000
4-1-20	436,244,000
Total	822,573,000

See Institution of Liabilities Purchase Agreement below for details.

Rescission of debt conversion

On June 23, 2016, Machiavelli Ltd. issued a rescission for a conversion of $16,200 of debt which resulted in the issuance of 30,000,000 shares of common stock. The original conversion occurred on February 26, 2014. There was difficulty with share issuance and as such the conversion was rescinded.

Return to treasury of Officer shares

On March 14, 2016, Jeffrey Canouse, Chief Executive Officer of the Company, returned 63,209,923 shares to Treasury. This was done as a result of the issuance of the Series A Preferred Stock to Mr. Canouse, which gave him voting control.

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 9 - SUBSEQUENT EVENTS (continued)

Institution of Liabilities Purchase Agreement

On March 13, 2018, New America Energy Corp., a Nevada Corporation (the “Company”) entered into a Settlement Agreement (the “Settlement Agreement”) with Livingston Asset Management LLC, a Florida limited liability company (“LAM”), pursuant to which the Company agreed to issue certain common stock to LAM, in tranches, as necessary, in exchange for the settlement of certain past-due obligations and accounts payable of the Company acquired by LAM (the “LAM Assigned Accounts”). Such past-due obligations and accounts payable contained in the Settlement Amount covers approximately $785,000 in Company obligations as reported in the Company’s most recent quarterly financial report dated February 28, 2018, which LAM has settled with the Company’s creditors.

On April 2, 2018, the Circuit Court of Baltimore County, Maryland (the “Court”), entered an Order Granting Approval Of Settlement Agreement And Stipulation (the “LAM Order”) approving, among other things, the fairness of the terms and conditions of an exchange of the Company’s common stock to settle the LAM Acquired Accounts, pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended (the “Securities Act”), in the matter entitled Livingston Asset Management LLC v. New America Energy Corp. (the “LAM Action”). The LAM Order provides for the full and final settlement of the LAM Action. The Settlement Agreement became effective and binding upon the Company and LAM upon execution of the LAM Order by the Court on April 2, 2018.

Pursuant to the terms of the Settlement Agreement approved by the LAM Order, the Company agreed to issue to LAM shares (the “LAM Settlement Shares”) of the Company’s common stock, $0.00001 par value (the “Common Stock”) at a forty five percent (45%) discount to market. The Settlement Agreement provides that the LAM Settlement Shares will be issued in one or more tranches, as necessary, sufficient to satisfy the LAM Settlement Agreement through the issuance of freely trading securities, exempt from registration, issued pursuant to Section 3(a)(10) of the Securities Act.

Issuance of debt

The following page details the issuance of convertible debt (including original issue discount) of $746,165 from September 1, 2016 through the date of this report:

	Issuance	Maturity	Services	Cash	Original Issue	Total
Investor	Date	Date	Provided	Amount	Discount	Note
Machiavelli LTD, LLC	17-Oct-17	17-Oct-18		6,000	1,500	7,500
JPC Enterprises	15-Nov-17	14-May-18		3,000	1,500	4,500
Oscaleta Partners LLC	17-Nov-17	03-May-18		15,000	-	15,000
JPC Enterprises	14-Dec-17	14-Jun-18		7,000	1,750	8,750
JPC Enterprises	05-Jan-18	05-Jul-18		3,350	-	3,350
JPC Enterprises	10-Jan-18	10-Jul-18		10,000	2,500	12,500
JPC Enterprises	06-Feb-18	06-Aug-18		10,000	2,500	12,500
JPC Enterprises	12-Feb-18	12-Aug-18		25,000	-	25,000
JPC Enterprises	09-Mar-18	09-Sep-18		10,000	2,500	12,500
JPC Enterprises	09-Apr-18	09-Oct-18		8,000	2,000	10,000
JPC Enterprises	07-May-18	07-Nov-18		10,000	2,500	12,500
JPC Enterprises	08-Jun-18	08-Dec-18		10,000	2,500	12,500
JPC Enterprises	12-Jul-18	12-Jan-19		8,000	2,000	10,000
JPC Enterprises	13-Aug-18	13-Feb-19		8,000	2,000	10,000
JPC Enterprises	17-Sep-18	17-Mar-19		8,000	2,000	10,000
JPC Enterprises	10-Oct-18	10-Apr-19		7,725	1,931	9,656

NEW AMERICA ENERGY CORP.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2015

NOTE 9 - SUBSEQUENT EVENTS (continued)

	Issuance	Maturity	Services	Cash	Original Issue	Total
Investor	Date	Date	Provided	Amount	Discount	Note
JPC Enterprises	21-Nov-18	21-May-19		5,000	2,500	7,500
JPC Enterprises	11-Dec-18	12-Jun-19		8,000	2,000	10,000
JPC Enterprises	14-Jan-19	14-Jul-19		3,000	1,000	4,000
JPC Enterprises	30-Jan-19	30-Jul-19		10,000	2,500	12,500
JPC Enterprises	28-Feb-19	28-Nov-19		7,500	1,875	9,375
Carpathia, LLC	20-Mar-19	20-Dec-19		7,500	1,875	9,375
Carpathia, LLC	09-Apr-19	09-Jan-20		3,000	750	3,750
JPC Enterprises	29-Apr-19	29-Jan-20		7,500	1,875	9,375
JPC Enterprises	14-May-19	14-Feb-20		3,000	750	3,750
JPC Enterprises	13-Jun-19	13-Mar-20		7,000	1,750	8,750
JPC Enterprises	25-Jul-19	25-Apr-20		7,500	1,875	9,375
JPC Enterprises	27-Aug-19	27-May-20		7,500	1,875	9,375
JPC Enterprises	27-Sep-19	27-Jun-20		7,500	1,875	9,375
JPC Enterprises	28-Oct-19	28-Jul-20		7,500	1,875	9,375
JPC Enterprises	27-Nov-19	27-Aug-20		7,500	1,875	9,375
JPC Enterprises	30-Dec-19	30-Sep-20		7,500	1,875	9,375
JPC Enterprises	30-Jan-20	30-Oct-20		6,278	1,570	7,848
JPC Enterprises	27-Feb-20	27-Nov-20		6,278	1,570	7,848
JPC Enterprises	30-Mar-20	30-Dec-20		6,300	1,575	7,875
JPC Enterprises	30-Mar-20	30-Dec-20		6,300	1,575	7,875
JPC Enterprises	28-Apr-20	28-Jan-21		6,300	1,575	7,875
JPC Enterprises	08-May-20	28-Jan-21		5,000	1,250	6,250
JPC Enterprises	28-May-20	28-Feb-21		6,300	1,575	7,875
JPC Enterprises	23-Sep-20	23-Jun-21		6,300	1,575	7,875
JPC Enterprises	02-Oct-20	02-Jul-21		1,700	425	2,125
JPC Enterprises	16-Oct-20	16-Jul-21		6,300	1,575	7,875
JPC Enterprises	25-Nov-20	25-Aug-21		6,300	1,575	7,875
JPC Enterprises	25-Nov-20	25-Aug-21		4,500	1,125	5,625
Stout LLC	29-Dec-20	29-Sep-21	10,000	-	-	10,000
JPC Enterprises	31-Dec-20	30-Sep-21	-	6,300	1,575	7,875
JPC Enterprises	15-Jan-21	15-Oct-21	-	7,700	1,925	9,625
JPC Enterprises	10-Feb-21	10-Nov-21		7,900	1,975	9,875
JPC Enterprises	02-Mar-21	02-Nov-21		5,000	1,250	6,250
JPC Enterprises	18-Mar-21	18-Nov-21		7,700	1,925	9,625

			$10,000	$575,076	$161,089	$746,165

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2015, August 31, 2014 and August 31, 2013, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2015, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2015:

1)Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)Inadequate staffing and supervision within our bookkeeping operations. We have one consultant involved in bookkeeping functions, who provides two staff members. The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to the Company’s management. This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;

5)Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of August 31, 2015, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so. We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2015, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Jeff Canouse	45	Director, Chief Executive Officer, President	September 17, 2013

Mr. Canouse, 45, combines over twenty-three years of experience in financial senior management following a thirteen-year career as an Investment Banker. Previously, he had been involved in various companies in the investment industry holding positions including Vice President, Senior Vice President and Managing Director at J. P. Carey Inc., J.P. Carey Securities Inc. and JPC Capital a boutique (the “Carey Company’s”) investment banking firm that assisted in arranging over $2 billion in financing. During his time with the Carey Company’s Mr. Canouse was personally responsible for sourcing new corporate clients, presenting to institutional investors, structuring terms, and working with counsel for timely closings. From July 11, 2011 through the present day, Mr. Canouse has acted as Managing Member of Anvil Financial Management, LLC where he has offered his expertise to companies in need of restructuring, financing, debt settlement and compliance assistance. In addition, Mr. Canouse founded Title King LLC, a short-term lending company using customer vehicles as collateral. Title King was acquired by New America Energy Corp of which Mr. Canouse is currently the Chief Executive Officer.

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

In general, officers and directors of a corporation are required to present business opportunities to the corporation if:

•the corporation could financially undertake the opportunity;

•the opportunity is within the corporation’s line of business; and

•it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•been  found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2015, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
Jeffrey Canouse	President, CEO, and Director	n/a	n/a	n/a

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to our executive officers during the fiscal period ended August 31, 2011 and 2010 are set out in the summary compensation table below:

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jeffrey Canouse, CEO and CFO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeffrey Canouse, CEO and CFO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Jeffrey Canouse, CEO and CFO	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

None

Employment Agreements

The Company has no outstanding employment agreements with Mr. Canouse.

Compensation of Directors

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Jeffrey Canouse (1)	-0-	-0-	-0-	-0-	-0-

1.)This is for the fiscal years ended August 31, 2015, 2014 and 2013.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Preferred stock Series A	Jeff Canouse	51 shares held directly	100%

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

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Jeffrey Canouse	-0- shares held directly	-%

	All Officers and Directors as a Group	-0	-%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 24, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based shares of common stock outstanding as of October 22, 2012.

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

1.the Director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.the Director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;

3.the Director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.the Director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.the Director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Silberstein Ungar, PLLC CPAs (“Silberstein”) had been our principal accountants from inception through ______, 20.  As of the date, we dismissed_Silberstein and retained BF Borgers CPA, PC (“Borgers”) The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountants for the fiscal years ended August 31, 2015, 2014 and 2013.

Silberstein

Services	2015 $	2014 $	2013 $
Audit fees	-	-	-
Audit related fees	-	-	-
Tax fees	-	-	-
Total fees	-	-	-

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

Borgers

Services	2015 $	2014 $	2013 $
Audit fees	-	-	-
Audit related fees	-	-	-
Tax fees	-	-	-
Total fees	-	-	-

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description
3.1	Articles of Incorporation, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
3.1 (i)	Certificate of Amendment to the Articles of Incorporation as filed with the State of Nevada on November 15, 2010	Incorporated by reference to the Current Report on Form 8-K filed on November 16, 2010.
3.2	Bylaws, as amended	Incorporated by reference to the Registration Statement on Form SB-2 filed on October 25, 2006.
10.1	Release entered into by Susanna Hilario	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.2	Release entered into by Rey V. Supera	Incorporated by reference to the Current Report on Form 8-K filed on November 8, 2010.
10.3	Share Cancellation Agreement with Jeffrey Canouse dated December 23, 2010	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.4	Consulting Agreement with Jeffrey Canouse dated January 14, 2011	Incorporated by reference to the Current Report on Form 8-K filed on January 19, 2011.
10.5	Property assignment and acquisition agreement, dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.6	Property option agreement dated February 3, 2011	Incorporated by reference to the Current Report on Form 8-K filed on February 4, 2011.
10.7	Property option agreement between GeoXplor and the Company dated effective May 31, 2011	Incorporated by reference to the Current Report on Form 8-K filed on June 7, 2011.
10.8	Extension Agreement between First Liberty Power Corp., GeoXplor Corp. and the Company	Incorporated by reference to the Current Report on Form 8-K filed on August 4, 2011.
10.9	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated October 27, 2011	Incorporated by reference to the Current Report on Form 8-K filed on October 31, 2011.
10.10	Form of Financing Agreement	Incorporated by reference to the Current Report on Form 8-K filed on November 25, 2011.
10.11	Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.

Number	Description
10.12	Registration Rights Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.13	First Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.14	2% Secured Note dated March 28, 2012 with Fairhills Capital Offshore Ltd.	Incorporated by reference to the Current Report on Form 8-K filed on April 2, 2012.
10.15	Amended Property Purchase Agreement with GeoXplor Corp. and the Company dated June 20, 2012	Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2012.
10.16	Second Amendment to the Investment Agreement with Fairhills Capital Offshore Ltd.	Incorporated by reference to our Form S-1 filed on July 25, 2012.
10.17	Assignment and Assumption Agreement between Fairhills Capital Offshore LLC, Deer Valley Management LLC and the Company.	Incorporated by reference to our Form 10-Q filed on January 22, 2013
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
101.INS	XBRL Instance Document**	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema**	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase**	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase**	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**	Filed Herewith

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

NEW AMERICA ENERGY CORP.

Date:	April 27, 2021	By:	/s/ Jeffrey Canouse
		Name:	Jeffrey Canouse
		Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	April 27, 2021	By:	/s/ Jeffrey Canouse
		Name:	Jeffrey Canouse
		Title:	President, Treasurer, Director (Principal Executive, Financial and Accounting Officer)